Form 10QSB
period 2005-12-31
ADMAX RESOURCES INC.
filed 2006-03-03
CIK 1329136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-130767

ADMAX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

794 East 20th Avenue
Vancouver, British Columbia
Canada V5V 1N3
(Address of principal executive offices, including zip code.)

(778) 863-0186
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 2005, the Company had 2,380,000 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [ ] No [X]

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Admax Resources Inc.
(An Exploration Stage Company)

December 31, 2005

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
At December 31, 2005
(With Comparative Figures at June 30, 2005)
(Expressed in US Dollars)

	December 31, 2005	June 30, 2005
	(Unaudited, prepared	(Audited)
	by management)

ASSETS

Current Assets
Cash	$29,089	$244

Total assets	$29,089	$244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$750	$4,801
Loan payable to related party (note 5)	10,369	10,369
Total Current Liabilities	11,119	15,170

Stockholders' Equity
Common stock (Note 4)
Authorized:
100,000,000 common shares, with a par value of $0.00001 per share
100,000,000 preferred shares, with a par value of $0.00001 per share
Issued and outstanding:
2,380,000 common shares, at par value	24	10
Additional paid in capital	34,486	-
	34,510	10

Retained earnings (deficit), accumulated during the exploration stage	(16,540)	(14,936)
Total stockholders' equity (Deficit)	17,970	(14,926)
Total liabilities and stockholders' equity (Deficit)	$29,089	$244

The accompanying notes are an integral part of these financial statements

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
For the Six Month Period Ended December 31, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

			From
	Three Month	Six Month	May 18, 2005
	Period Ended	Period Ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2005	2005

General and administrative expenses
Audit and accounting fees	$-	$758	$2,158
Bank charges and interest	347	556	681
Legal fees	-	-	10,000
Filing fees	-	290	290
Impairment of Mineral property costs and deferred
exploration expenditures		-	3,411
Total general and administrative expenses	347	1,604	16,540

Net income (loss) for the period	(347)	(1,604)	(16,540)

Earnings (loss) per share
Basic and diluted	$-0.00	$-0.00	$-0.01

Weighted average number of shares outstanding
Basic and diluted	2,380,000	2,380,000	2,380,000

The accompanying notes are an integral part of these financial statements

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
For the Six Month Period Ended December 31, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

			From
	Three Month	Six Month	May 18, 2005
	Period Ended	Period Ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2005	2005

Cash derived from (used for)
Operating activities
Net income (loss) for the period	$(347)	$(1,604)	$(16,540)

Add Back:
Impairment of Mineral property costs and deferred exploration expenditures			3,411
			(13,129)

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	-	(4,051)	750

Net cash provided by (used in) operating activities	(347)	(5,655)	(12,379)

Investing activities
Mineral property costs and deferred exploration expenditures			(3,411)

Net cash used in investing activities			(3,411)

Financing activities
Loan payable to related party	-	-	10,369
Capital stock paid	22,500	34,500	34,510

Net cash provided by (used in) investing activities	22,500	34,500	44,879

Cash increase during the period	22,153	28,845	29,089

Cash beginning of the period	6,936	244	-

Cash end of the period	$29,089	$29,089	$29,089

The accompanying notes are an integral part of these financial statements

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Changes in Stockholders' Equity
From Date of Incorporation and Inception on May 18, 2005 to December 31, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

		Common			Deficit
		Shares			Accumulated
			Par Value	Additional	During the
			Per Share	Paid-in	Exploration
	Number		@$0.00001	Capital	Stage	Total

Balance, May 18, 2005 (Date of Inception)	$-		$-	$-	$-	$-

Capital stock issued for cash on May 19, 2005
at a price of $0.00001 per share	1,000,000		10	-	-	10

Net loss, May 18, to June 30, 2005					(14,936)	(14,936)

Balance, June 30, 2005	1,000,000		10	-	(14,936)	(14,926)

Capital stock issued for cash on September 20, 2005
at a price of $0.025 per share	1,380,000		14	34,486		34,500

Net loss, six month period ended December 31, 2005					(1,604)	(1,604)
Balance, December 31, 2005	$2,380,000		$24	$34,486	$(16,540)	$17,970

The accompanying notes are an integral part of these financial statements

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Retained Earnings (Deficit)
For the Six Month Period Ended December 31, 2005
(Expressed in US Dollars)
(Unaudited - Prepared by Management)

			From
	Three Month	Six Month	May 18, 2005
	Period Ended	Period Ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2005	2005

Retained earnings (deficit), beginning of the period	$(16,193)	$(14,936)	$-

Net income (loss ) for the period	(347)	(1,604)	(16,540)

Retained earnings (deficit), end of the period	$(16,540)	$(16,540)	$(16,540)

The accompanying notes are an integral part of these financial statements

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 1 Nature and Continuance of Operations

Admax Resources Inc. ("The Company") was incorporated in the State of Nevada on May 18, 2005 and that is also the inception date. The company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS') No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $16,540 since inception and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The Company has a working capital at December 31, 2005 of $17,970. Management is in the process of identifying sources for additional financing to fund working capital requirements and the ongoing development of the Company's business.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company's fiscal year end is June 30.

Mineral property acquisition costs and deferred exploration expenditures

In April 2004, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 04-2, which amends Statement of Financial Accounting Standards ("SFAS") NO. 141 to the extent all mineral rights are to be considered tangible assets for accounting purposes. The accounting policy related to mineral property has been revised as follows:

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. If put into production, the costs of acquisition and exploration will

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 2 Summary of Significant Accounting Policies - (cont'd)

be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in property will first be credited against the carrying value of the property, with any excess included in operation for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and loan payable to related party, approximate their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 2 Summary of Significant Accounting Policies - (cont'd)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years; and accordingly is offset by a valuation allowance.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No.123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended December 31, 2005.

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 2	Summary of Significant Accounting Policies - (cont'd)

Stock-based Compensation - (cont'd)

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To December 31, 2005 the Company has not granted any stock options.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

Comprehensive Income

The Company has no items that represent other comprehensive income.

Cash

Cash consists of funds on deposit with the Company's bankers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, deposited with a high quality credit institution.

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 3 Mineral Property

The company owns a 100% interest in a mineral claim referred to as August mineral claim, comprising a total of 12 contiguous units and an area of 622 acres. The property is situated south of Princeton, Similkameen Region, British Columbia, Canada. The claim was acquired on June 28, 2005 by Mr. Zhenyong Gao on behalf of the Company from Jacqueline Ann Mcleod for $10.00. The property is held in trust for the Company by Mr. Zhenyong Gao. The Tenure Number of the property is 514554 and is in good standing until June 15, 2006.

Note 4 Preferred Stock - Terms and Conditions

The preferred stock may be divided into, and issued, in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and this Article, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

(a)	The rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;
(b)	Whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;
(c)	The amount payable upon shares in the event of voluntary or involuntary liquidation;
(d)	Sinking fund or other provisions, if any, for the redemption or purchase of shares;
(e)	The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;
(f)
Voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with the common stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and,

(g)
Subject to the foregoing, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as the Board of Directors of the Company may, at the time so acting, lawfully fix and determine under the laws of the State of Nevada.

The Company shall not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of common stock or other class of stock junior to the preferred stock as to dividends or upon liquidation) in respect of common stock, or other class of stock junior the preferred stock, nor shall it redeem, purchase or otherwise acquire

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 4 Preferred Stock - Terms and Conditions - (cont'd)

for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holder of preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payments, in accordance with the terms of the preferred stock, as fixed by the Board of Directors.

In the event of the liquidation of the Company, holders of preferred stock shall be entitled to receive, before any payment or distribution on the common stock or any other class of stock junior to the preferred stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, and amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution. Neither the sale, lease or exchange of all or substantially all of the property and assets of the Company, nor any consolidation or merger of the Company, shall be deemed to be a liquidation for the purposes of these terms and conditions

Note 5 Related Parties

As at December 31, 2005, $10,369 is a loan payable to a related party, who is a Director, Chief Executive Officer and principal shareholder of the company. This amount is unsecured, bears no interest and has no specific terms of repayment.

No management remuneration has been recorded for related parties during the period.

Note 6 Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $16,540. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are disclosed below:
$
Net Operating Loss	16,540
Statutory Tax Rate	34%
Effective Tax Rate	-
Deferred Tax Asset	5,624
Valuation Allowance	(5,624)

Net Deferred Tax Asset	-

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005
(Unaudited - Prepared by Management)

Note 7 Commitment

The Company has committed to its attorney to pay $20,000 for legal fees for preparation of and filing of a Form SB-2 registration. The amount of $10,000 has been paid and is expensed in these financial statements and the balance of $10,000 is due upon SEC effectiveness and is therefore not recorded as a liability at December 31, 2005. Subsequent to December 31, 2005, this amount was paid (note 8).

Note 8 Subsequent Events

Subsequent to December 31, 2005 (On January 19, 2006), the balance of legal fee of $10,000 was paid and recorded as an expense.

The accompanying notes are an integral part of these financial statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others in our complete private placement. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property consists of one mineral claim containing 622 acres located in the Similkameen region of British Columbia, Canada. The property is accessible by traveling south of Princeton, British Columbia, along the south side of the Similkameen River valley for 2 miles on Provincial Highway 3 and then south on the Willis Ranch road for three miles to August Lake and the mineral claim. A gravel road runs through the mineral claim which allows access for core drilling. No improvements are necessary for our core drilling.

The August property lies within the transition zone between Dry Interior and Sub-Alpine Forest and experiences between 25"-35" of precipitation annually of which about 30% may occur as snow. The summers can be fairly hot while the winters may be fairly cold and last from November - March. The valley bottoms are covered in thick conifer forest, as are most of the hillsides. The recommended field season is from early June to late October.

We will be conducting research in the form of exploration of the mineral claim. Our exploration program is explained below. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the mineral claim contains mineralized material. He will make the determination based upon the results of our exploration. We have not yet selected a consultant, as of the date of this quarterly report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining mineral claim may or may not be located under the mineral claim.

We do not claim to have any minerals or reserves whatsoever at this time on any of the mineral claim.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Mr. Gao and the consultant we hire will determine where drilling will occur on the property. Because Mr. Gao is inexperienced with exploring for, starting, and operating an exploration program and has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry, his decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to his lack of experience in this industry. Mr. Gao will not receive compensation for his services at this time. Mr. Gao will only be compensated in the event that we find mineralized material and begin removing it. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate activities; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to Geoterrex Limited, analytical chemists, geochemists and registered assayers located in Toronto, Ontario. Neither we nor our officers or directors have any affiliation with Geoterrex. Geoterrex is a registered assayer.

We estimate the cost of core sampling will be $20.00 per foot drilled. A drilling rig is required to take the core samples. The cost of the drilling rig is included in the drilling cost per foot. We raised $34,500 pursuant to our SB-2 Registration Statement. We will drill approximately 1,000 linear feet or ten holes. We estimate that it will take up to three months to drill the holes to a depth of 100 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The consultant will be responsible for managing the project, supervising the core sampling, and hiring subcontractors to perform work on the property. Our employees will not have involvement in the work performed, but will be overseeing everything. The total cost for analyzing the core samples will be $3,000.

The breakdown of estimated times and dollars was made by Messrs. Gao and Ze in consultation with Mr. McLeod.

The only event that has occurred is the staking of the property by Mr. McLeod, a physical examination of the property and five days of staking and prospecting. Mr. McLeod examined the surface and took samples. The samples did not reveal anything. Mr. McLeod used a hammer, pick and sack to take samples. While Mr. McLeod is a geologist, he is not an engineer, and accordingly his area of expertise is limited to geological matters. Mr. McLeod did not use any previous filed reports on the property. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

We do not know if we will find mineralized material.

Our exploration program is designed to economically explore and evaluate the property.

We anticipate starting exploration operation in the spring of 2006, weather permitting.

Milestones

The following are our milestones:

1.	April 2006, retain our consultant to manage the exploration of the property. - Maximum cost of $15,000. Time of retention 0-90 days.

2.
May to August, 2006 - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power need, for light and heating while on the property will be generated from gasoline powered generators. Time to conduct the core drilling - 90 days.

3.
August to November, 2006 - Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days.

All funds for the foregoing activities have been obtained from our private placement.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

We issued 1,000,000 shares of common stock through a private placement pursuant to section Regulation S of the Securities Act of 1933 to our officers and directors, Messrs. Gao and Ze in June 2005 in consideration of $10.00. The shares were sold to a non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

On January 18, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, there was no underwriter involved in our public offering.

In November, 2005, we completed a private placement of 1,380,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $34,500. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

As of December 31, 2005, our total assets were $29,089 and our total liabilities were $11,119.

We have no long-term debt as of December 31, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are attached hereto:

Exhibits	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March, 2006.

ADMAX RESOURCES INC
(Registrant)

BY:	/s/ Zhenyong Gao
Zhenyong Gao
President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ David W. Ze
David W. Ze
Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a member of the Board of Directors