Form 10QSB
period 2006-03-31
ADMAX RESOURCES INC.
filed 2006-05-10
CIK 1329136

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2006, the Company had 2,380,000 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [ ] No [X]

PART I.

ITEM 1. - FINANCIAL STATEMENTS

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(With Comparative Figures at June 30, 2005)
(Expressed in US Dollars)

	March 31,	June 30,
	2006	2005
	(Unaudited - prepared by management and reviewed by Moen and Company )	(Audited)
Assets
Current Assets
Cash	$22,168	$244

Total assets	$22,168	$244
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$808	$4,801
Loan payable to related party (note 5)	20,489	10,369
Total Current Liabilities	21,297	15,170

Stockholders' Equity
Common stock
Authorized: 100,000,000 common shares, with a par value of $0.00001 per share
100,000,000 preferred shares, with a par value of $0.00001 per share (Note 4)
Issued and outstanding:
2,380,000 common shares, at par value (June 30, 2005 - 1,000,000 common shares)	24	10
Additional paid in capital	34,486	-

	34,510	10
Retained earnings (deficit), accumulated during the exploraiton stage	(33,639)	(14,936)
Total stockholders' equity (Deficit)	871	(14,926)
Total liabilities and stockholders' equity (Deficit)	$22,168	$244

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income (Loss)
(Expressed in US Dollars)
(Unaudited - Prepared by Management and reviewed by Moen and Company)

			From
	Three Month	Nine Month	May 18, 2005
	Period Ended	Period Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2006	2006

General and administrative expenses
Audit and accounting fees	$816	$1,574	$2,974
Bank charges and interest	144	700	825
Legal fees	12,887	12,887	22,887
Filing fees	3,252	3,542	3,542
Impairment of Mineral property costs and deferred exploration expenditures		-	3,411

Total general and administrative expenses	17,099	18,703	33,639
Net income (loss ) for the period	(17,099)	(18,703)	(33,639)

Earnings (Loss) per share
Basic and diluted	$-0.01	$-0.01

Weighted average number of shares outstanding - Basic and diluted	2,380,000	2,380,000

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by Management and reviewed by Moen and Company)

			From
	Three Month	Nine Month	May 18, 2005
	Period Ended	Period Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2006	2006
Cash derived from (used for)
Operating activities
Net income (loss) for the period	$(17,099)	$(18,703)	$(33,639)
Add Back:
Impairment of Mineral property costs and deferred exploration expenditures			3,411
			(30,228)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	58	(3,993)	808

Net cash provided by (used in) operating activities	(17,041)	(22,696)	(29,420)

Investing activities
Mineral property costs and deferred exploration expenditures			(3,411)
Net cash used in investing activities			(3,411)
Financing activities
Loan payable to related party	10,120	10,120	20,489
Capital stock paid	-	34,500	34,510
Net cash provided by (used in) financing activities	10,120	44,620	54,999

Cash increase during the period	(6,921)	21,924	22,168

Cash beginning of the period	29,089	244	-

Cash end of the period	$22,168	$22,168	$22,168

ADMAX RESOURCES INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From Date of Incorporation and Inception on May 18, 2005 to March 31, 2006
(Expressed in US Dollars)
(Unaudited - Prepared by Management and reviewed by Moen and Company)

				Deficit
				Accumulated
	Common Shares		Additional	During the
		Par Value	Paid-in	Exploration
	Number	Per Share	Capital	Stage	Total
		@$0.00001
Balance, May 18, 2005 (Date of Inception)	$-	$-	$-	$-	$-

Capital stock issued for cash on May 19, 2005 at a price of $0.00001 per share	1,000,000	10	-	-	10

Net loss, May 18, to June 30, 2005				(14,936)	(14,936)
Balance, June 30, 2005	1,000,000	10	-	(14,936)	(14,926)

Capital stock issued for cash on September 20, 2005 at a price of $0.025 per share	1,380,000	14	34,486		34,500

Net loss, nine month period ended March 31, 2006				(18,703)	(18,703)
Balance, March 31, 2006	2,380,000	$24	$34,486	$(33,639)	$871

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Unaudited - Prepared by Management and reviewed by Moen and Company)

Note 1 Nature and Continuance of Operations

Admax Resources Inc. (“The Company”) was incorporated in the State of Nevada on May 18, 2005 and that is also the inception date. The company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $33,639 since inception and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The Company has working capital at March 31, 2006 of $871. Management is in the process of identifying sources for additional financing to fund working capital requirements and the ongoing development of the Company’s business.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company’s fiscal year end is June 30.

Mineral property acquisition costs and deferred exploration expenditures

In April 2004, the Financial Accounting Standards Board (“ FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-2, which amends Statement of Financial Accounting Standards (“SFAS”) NO. 141 to the extent all mineral rights are to be considered tangible assets for accounting purposes. The accounting policy related to mineral property has been revised as follows:

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. An impairment of $3,411 is charged to income to March 31, 2006. If put into production, the costs of acquisition and exploration will

Note 2 Summary of Significant Accounting Policies - (cont’d)

be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in property will first be credited against the carrying value of the property, with any excess included in operation for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and loan payable to related party, approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

Note 2	Summary of Significant Accounting Policies - (cont’d)

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

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended March 31, 2006.

Note 2  Summary of Significant Accounting Policies - (cont’d)

Stock-based Compensation (cont’d)

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To March 31, 2006 the Company has not granted any stock options.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25.

Comprehensive Income

The Company has no items that represent other comprehensive income.

Cash

Cash consists of funds on deposit with the Company’s bankers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, deposited with a high quality credit institution.

Note 3	Mineral Property

The company owns a 100% interest in a mineral claim referred to as August mineral claim, comprising a total of 12 contiguous units and an area of 622 acres. The property is situated south of Princeton, Similkameen Region, British Columbia, Canada. The claim was acquired on June 28, 2005 by Mr. Zhenyong Gao on behalf of the Company from Jacqueline Ann Mcleod for $10.00. The property is held in trust for the Company by Mr. Zhenyong Gao. The Tenure Number of the property is 514554 and is in good standing until June 15, 2006. These costs are written off as impaired to March 31, 2006.

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

The Company shall not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of common stock or other class of stock junior to the preferred stock as to dividends or upon liquidation) in respect of common stock, or other class of stock junior the preferred stock, nor shall it redeem, purchase or otherwise acquire

Note 4 Preferred Stock - Terms and Conditions (cont’d)

for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holder of preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payments, in accordance with the terms of the preferred stock, as fixed by the Board of Directors.

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

As at March 31, 2006, $20,489 is a loan payable to a related party, who is a Director, Chief Executive Officer and principal shareholder of the company. This amount is unsecured, bears no interest and has no specific terms of repayment.

No management remuneration has been recorded for related parties during the period as there are no services rendered to the company.

Note 6	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $33,639. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at March 31, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are disclosed below:

$

Net Operating Loss	33,639
Statutory Tax Rate	34%
Effective Tax Rate	-
Deferred Tax Asset	11,437
Valuation Allowance	(11,437)

Net Deferred Tax Asset	-

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

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

As of March 31, 2006, our total assets were $22,168 and our total liabilities were$21,297.

We have no long-term debt as of March 31, 2006.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2006.

ADMAX RESOURCES INC
(Registrant)

BY:	/s/ Zhenyong Gao
Zhenyong Gao
President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ David W. Ze
David W. Ze
Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a member of the Board of Directors