Form 10KSB
period 2006-06-30
ADMAX RESOURCES INC.
filed 2006-08-11
CIK 1329136

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-130767

ADMAX RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	Unavailable
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

794 East 20th Avenue
Vancouver, British Columbia
Canada V5V 1N3
(Address of principal executive offices, including zip code.)

(778) 322-4889
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [ ] NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [  ] NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 11, 2006: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2006: 2,380,000

Index

PART I

ITEM 1.  BUSINESS.

General

We were incorporated in the State of Nevada on May 18, 2005. We are an exploration stage corporation. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property consists of one mineral claim containing 622 acres located in the Similkameen region of British Columbia, Canada. The one property consists of one mineral claim. We intend to explore for gold on the property. Our exploration program should take approximately 365 days, weather permitting. If we do not find mineralized material on the property, we do not know what we will do.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. Currently, we do not intend to acquire other interests in any other mineral properties. Our business plan is solely to explore one mineral property. If we are successful in our initial endeavors, we may look at other exploration situations.

Background

In June 2005, Mr. Gao, our president and a member of the board of directors acquired one mineral property containing by arranging the staking of the same through James W. McLeod, a non affiliated third party for US$10.00. Mr. McLeod is a self employed contract staker and field worker residing in Vancouver, British Columbia. We have not paid and do not intend to reimburse Mr. Gao for the cost of acquiring the claim.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. The claim is recorded in the name of Mr. Gao, one of our officers and directors, to avoid paying additional fees. James McLeod, a Vancouver geologist, suggested that the property be held in Mr. Gao and we concurred therein. The property was selected by Mr. Gao after consulting with Mr. McLeod. Mr. McLeod was paid $1,000 to stake the claim. No money was paid to Mr. Gao to hold the claim. No money will be paid to Mr. Gao to transfer the property to us. Mr. Gao has not provided us with a signed or executed bill of sale in our favor. Mr. Gao will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mineral claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

Index

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Gao will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Gao transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend activities and we will have no cause of action against Mr. Gao. Mr. Gao has agreed verbally with us not to cause the title to pass to another entity.

To date we have hired a qualified geologist to have a Progress Report on the mineral claim. We have also completed a reconnaissance exploration program and the rock exposure samples were taken and have been sent to the lab for plasma (ICP) and geochemical analyses. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

In the nineteenth century, the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. That means that the Crown owns the surface and minerals.

Our claim is a mineral lease issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date, there is no assurance that a commercially viable mineral deposit, a reserve, exists in the property, in fact the likelihood that a commercially viable mineral deposit exists is remote.

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

  Mr. McLeod suggested purchasing the claim to Mr. Gao. Mr. Gao after reviewing the matter with Mr. McLeod agreed and accordingly it was decided to proceed with the project as discussed herein.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

Claim No.	Document Description	Recording	Expiration
536316	August Lake	June 16, 2005	June 27, 2007

Index

Our claim consists of 12 contiguous units comprising of a total of 622 acres.

In order to maintain this claim, Mr. Gao must pay a fee of CDN$100 per year per claim or we must perform work on the claim. As long as the fee is paid, no work has to be performed to maintain the claim. Mr. Gao can renew the claim indefinitely by paying the fee; the amount of the renewal will not increase for the year ending 2006. We have no idea if the fee to renew the claim will increase after 2006. There is no grace period if there is a default on the work or if Mr. McLeod misses renewing the claim. Mr. Gao will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim, provided mineralized material is found. In the event that our exploration program does not find mineralized material, Mr. Gao will allow the claim expires and we will cease activities. Our officers and directors will personally reimburse Mr. Gao for payments made by him to maintain the claim.

The property was selected because gold and platinum has been discovered in the area.

Location and Access

The property is accessible by traveling south of Princeton, British Columbia, along the south side of the Similkameen River valley for 2 miles on Provincial Highway 3 and then south on the Willis Ranch road for three miles to August Lake and the mineral claim.

The August property lies within the transition zone between Dry Interior and Sub-Alpine Forest and experiences between 25”-35” of precipitation annually of which about 30% may occur as snow. The summers can be fairly hot while the winters may be fairly cold and last from November - March.

The valley bottoms are thick conifer forest covered as are most of the hillsides, this accounts for the active logging industry in the area. Open rangeland is quite plentiful in the area which accounts for the abundance of cattle and both wild deer, the mule and the whitetail. Mining of both metals and industrial minerals is important to the economic well being of the area.

The center of the town of Princeton, British Columbia which lies 5 miles by road northwest of the mineral claim offers a portion of the necessary infrastructure required to carry-out exploration, including drilling and mine development programs, i.e. accommodations, communications, but equipment and supplies can be a problem and would require ordering out of the larger centers of Vancouver or Kamloops, British Columbia

The property is located in the southwestern part of the Interior Plateau where it has been dissected by many water courses that change the appearance of the generally higher flat areas further to the north to long flattish or sloping topped hills occurring about the Princeton area. The broad valleys of the general area exhibit the U-shaped, glacial eroded cross section.

Index

MAP 1

511927
510903
1100
Pits
1091
816
August
Lake
92H.048
514554
1165

Copyright © Province of British Columbia
Map Center: 120° 25' 57" W, 49° 25' 52" N

Index

MAP 2

Index

Physiography

Our property lies within the Interior Wet Belt biotic zone and experiences between 25” and 35” of precipitation annually of which about 30% may occur as a snow equivalent. The summers can experience hot squally weather while the winters may be cold and last from November through March. The property is snow-free from March to November. Providing a six to seven month exploration season. As such, no exploration will take place from approximately November to March. The valley bottoms are thick conifer forest covered which accounts for the very active logging industry in the area.

The property is located in the south-central part of the Interior Plateau at the southern end of the Monashee Mountains. The physiographic setting of the property can be described as rounded, mountainous terrain that has been surficially altered both by the erosional and depositional (drift cover) effects of glaciation. The broad north-south trending valleys, i.e. the Granby, Burrell and Bluejoint exhibit the U-shaped, glacial eroded cross section. Drift cover in the valleys may vary considerably.

Property Geology

The oldest rocks in the general area are the Upper Triassic Nicola Group of volcanic rocks and minor sediments. They are north-south trending zones that are divided into three east-west belts on the basis of bounding north-south faults. The Nicola Group is characterized by greenish (tight) andesites, coarser grained augite diorite and tuffaceous lavas with isolated occurrences of limestone and minor argillites. The Nicola Group is an elongated belt of eugeosynclinal rocks that may be observed from near the 49th parallel and trending northward for over 240 kilometres (150 miles). The width of the belt approaches 50 km. (30 miles) in places and may be bound on its’ east margin by early Jurassic intrusive and rarely by older Paleozoic (Permian) sedimentary and volcanic rocks. Its’ west margin is bounded by early Tertiary intrusive to older Cretaceous intrusive and older still Triassic intrusive rocks.

The next oldest rocks in the general area are the Copper Mountain Intrusive which have been assigned a post Upper Triassic age and are characterized by intermediate composition alkaline intrusive that are seen to range in composition from syenite through gabbro and pyroxenite. This differentiated rock suite may be the parent intrusive of the overlying Nicola volcanic rocks.

The property is underlain by sediments, volcanic and intrusive rocks.

We selected the property because platinum and gold have been found on other properties nearby. Other than the foregoing, we did not rely on technical information for the selection of the property. Mr. Gao, one of our officers and directors, was responsible for the selection of the property in consultation with Mr. McLeod.

Mineralization

Mineralization observed by Mr. McLeod on the property include chlorite, sericite, epidote, calcite and minor quartz veining.

History of Previous Work

To our knowledge, there has never been exploration activity on the property.

Our Proposed Exploration Program

We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease activities. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

        We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.

Index

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease activities.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. To our knowledge, no previous exploration activities have taken place on the property. To date, the property has been staked by Mr. McLeod, a physical examination of the property and five days of staking and prospecting. Mr. McLeod examined the surface and took samples. The samples did not reveal anything. Mr. McLeod used a hammer, pick and sack to take samples. While Mr. McLeod is a geologist, he is not an engineer, and accordingly his area of expertise is limited to geological matters. Mr. McLeod did not use any previous filed reports on the property. We have also hired a qualified geologist to have a Progress Report on the mineral claim. We have completed a reconnaissance exploration program and the rock exposure samples were taken and have been sent to the lab for plasma (ICP) and geochemical analyses. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material.

Our exploration program is designed to economically explore and evaluate the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

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

Index

The breakdown of estimated times and dollars was made by Messrs. Gao and Ze in consultation with Mr. McLeod.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete exploration because we do not have enough money, we will cease activities until we raise more money. If we cannot or do not raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

If we do not find mineralized material on the property, Mr. Gao will allow the claim to expire and we will cease activities.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from out property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the British Columbia Mineral Tenure Act Regulation. This act sets forth rules for
*	locating claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our activities. These regulations will not impact our exploration activities. The only current costs we anticipate at this time are reclamation costs. Reclamation costs are the costs of restoring the property to its original condition should mineralized material not be found. We estimate that it will cost between $3,000 and $9,000 to restore the property to its original condition, should mineralized material not be found. The variance is based upon the number of holes that are drilled by us.

Index

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mineral properties. Its goals are to protect the environment through a series of regulations affecting:
1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mineral activities. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business activities in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the B.C. Inspector of Mines. He will require a bond to be put in place to assure that the property will be restored to its original condition. We have estimated the cost of restoring the property to be between $3,000 to $9,000, depending upon the number of holes drilled.

Subcontractors

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no employees, other than our officers and directors. Our officers and directors are part-time employees and will devote about 10% of their time to our operation. Accordingly we have two total employees, no full-time employee and two part-time employees. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Messrs. Gao and Ze will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Index

Risks associated with Admax Resources, Inc.:

1. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

2. Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

3. Our management has limited technical training and experience in mineral activities and consequently our activities, earnings and ultimate financial success could be irreparably harmed.

Our management has limited technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our activities, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in the industry.

4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in May 2005 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $______________. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Index

5. Because we will have to spend additional funds to determine if we have a reserve, if we can’t raise the money we will have to cease operations and you could lose your investment.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

6. Because our management only has limited technical training or experience in exploring for, starting, and operating an exploration program, management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

Our management has limited experience with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease activities which will result in the loss of your investment.

7. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration activities.

Our proposed exploration work can only be performed approximately six to seven months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during five to six months of the year. When roads are impassible, we are unable to conduct exploration activities on the property.

8. Because we are small and do no have much capital, we may have to limit our exploration activity which may result in a lose of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

9. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Index

10. Because Messrs. Zhenyong Gao and David W. Ze have other outside business activities and each will only be devoting 10% of his time or approximately four hours per week each to our activities, our activities may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Messrs. Zhenyong Gao and David W. Ze, our officers and directors, have other outside business activities and each will be only be devoting 10% of his time or four hours each per week to our activities, our activities may be sporadic and occur at times which are convenient to Messrs. Gao and Ze. As a result, exploration of the property may be periodically interrupted or suspended.

11. Because title to the property is held in the name of another person, if he transfers the property to someone other than us, we will cease activities.

Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Mr. Zhenyong Gao. If Mr. Gao transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease activities. We believe if Mr. Gao transfers title to a third party, we will not have any claim against Mr. Gao. Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

Risks associated with this offering:

12. Because all of our assets and our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

Index

13. Because we have only two officers and directors who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only two officers and directors. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities Exchange Committee which ultimately could cause us to lose money.

14. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

15. Because we may issue additional shares of common stock, your investment could be subject to substantial dilution.

We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.

16. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

We were incorporated in the State of Nevada on May 18, 2005. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 794 East 20th Avenue, Vancouver, British Columbia, Canada V5V 1N3. Our telephone number is (778) 322-4889.

Index

Claims

We have the right to explore for gold on one property. The following is a list containing our tenure number, claim, date of recording and expiration date:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration
536316	August Lake	August 16, 2005	June 27, 2007

The property consists of 12 contiguous units comprising of a total of 622 acres. We do not own the property.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During our fourth quarter ending June 30, 2006, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 2,380,000 shares of common stock outstanding as of August 1, 2006, 1,000,000 shares were owned by our two officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At August 1, 2006, there were 46 shareholders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Index

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans under which our shares of common stock have been authorized for issuance.

ITEM 6.  PLAN OF OPERATIONS.

This section of the report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

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

Index

To meet our need for cash we are raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

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

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

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

Index

Milestones

The following are our milestones:

    1. August - November, 2006 - Additional reconnaissance geological work followed by core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power need, for light and heating while on the property will be generated from gasoline powered generators.

    2. April - May, 2007 - Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days.

All funds for the foregoing activities have been obtained from our private placement.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on May 18, 2005

We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. We have staked the property and will begun our exploration program

Since inception, we have used loans from Mr. Ze, our director, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on May 18, 2005 to June 30, 2006 was $20,489. This amount is unsecured, bears no interest with no specific terms of repayment.

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

As of June 30, 2006, our total assets were $17,523 and our total liabilities were $25,489.

Index

PART III

ITEM 7.  FINANCIAL STATEMENTS.

Index

MOEN AND COMPANY LLP CHARTERED ACCOUNTANTS

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Admax Resources Inc. (A Nevada Corporation)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Admax Resources Inc. (A Nevada Corporation) (An Exploration Stage Company) as of June 30, 2006 and 2005, and the related statements of income, retained earnings (deficit), cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Admax Resources Inc. (A Nevada Corporation) (An Exploration Stage Company) as of June 30, 2006 and 2005, and the results of its income and its cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Moen and Company LLP”

Date: July 19, 2006	By:	/s/ Irving Moen
Vancouver, British Columbia, Canada		Chartered Accountants

F 1

Index

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30,
	2006	2005

Assets
Current Assets
Cash	17,523	$244

Total assets	17,523	$244
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	5,000	$4,801
Loan payable to related party (note 5)	20,489	10,369
Total Current Liabilities	25,489	15,170

Stockholders' Equity
Common stock
Authorized: 100,000,000 common shares, with a par value of $0.00001 per share
100,000,000 preferred shares, with a par value of $0.00001 per share (Note 4)
Issued and outstanding:
2,380,000 common shares, at par value
(June 30, 2005 - 1,000,000 common shares)	24	10
Additional paid in capital	34,486	-

	34,510	10
Retained earnings (deficit), accumulated during the exploraiton stage	(42,476)	(14,936)
Total stockholders' equity (Deficit)	(7,966)	(14,926)
Total liabilities and stockholders' equity (Deficit)	17,523	$244

F 2

Index

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income (Loss)
(Expressed in US Dollars)

			From
			May 18, 2005
	Year Ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006

General and administrative expenses
Audit and accounting fees	$9,251	$1,400	$10,651
Bank charges and interest	765	125	890
Legal fees	10,660	10,000	20,660
Filing fees	4,242	-	4,242
Impairment of Mineral property costs and deferred exploration costs	2,622	3,411	6,033

Total general and administrative expenses	27,540	14,936	42,476
Net income (loss ) for the period	(27,540)	(14,936)	(42,476)

Earnings (Loss) per share
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and diluted	2,380,000	1,000,000

F 3

Index

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			From
			May 18, 2005
	Year Ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006
Cash derived from (used for)
Operating activities
Net income (loss) for the period	$(27,540)	$(14,936)	$(42,476)
Add Back:
Impairment of Mineral property costs and deferred exploration costs	2,622	3,411	6,033
	(24,918)	(11,525)	(36,443)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	199	4,801	5,000

Net cash (used in) operating activities	(24,719)	(6,724)	(31,443)

Investing activities
Mineral property costs and deferred exploration costs	(2,622)	(3,411)	(6,033)
Net cash (used in) investing activities	(2,622)	(3,411)	(6,033)
Financing activities
Loan payable to related party	10,120	10,369	20,489
Capital stock paid	34,500	10	34,510
Net cash provided by investing activities	44,620	10,379	54,999

Cash increase during the period	17,279	244	17,523

Cash beginning of the period	244	-	-

Cash end of the period	$17,523	$244	$17,523

F 4

Index

ADMAX RESOURCES INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
From Date of Incorporation and Inception on May 18, 2005 to June 30, 2006
(Expressed in US Dollars)

				Deficit	#
				Accumulated
	Common Shares		Additional	During the
		Par Value	Paid-in	Exploration	#
	Number	Per Share	Capital	Stage		Total
		@$0.00001
Balance, May 18, 2005 (Date of Inception)	$-	$-	$-	$-		$-
Capital stock issued for cash
on May 19, 2005 at a price of
$0.00001 per share	1,000,000	10	-	-		10
Net loss, May 18, to June 30, 2005				(14,936)		(14,936)
Balance, June 30, 2005	1,000,000	10	-	(14,936)		(14,926)
Capital stock issued for cash
on September 20, 2005 at a price of
$0.025 per share	1,380,000	14	34,486			34,500
Net loss, year ended June 30, 2006				(27,540)		(27,540)
Balance, June 30, 2006	2,380,000	$24	$34,486	$(42,476)		$(7,966)

F 5

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006 and 2005
____________________________________________________________________________________________
Index

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

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $42,476 since inception and might not have sufficient working capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The Company has working capital deficit at June 30, 2006 of $7,966. Management is in the process of identifying sources for additional financing to fund working capital requirements and the ongoing development of the Company’s business.

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

Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold cost and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. These costs are evaluated at the end of each reporting period for indication of impairment. An impairment of $6,033 is charged to income to June 30, 2006. If put into production, the costs of acquisition and exploration will

F 6

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006 and 2005
____________________________________________________________________________________________

Index

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

F 7

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006 and 2005
____________________________________________________________________________________________

Index

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

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended June 30, 2006.

F 8

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006 and 2005
____________________________________________________________________________________________

Index
Note 2  Summary of Significant Accounting Policies - (cont’d)

Stock-based Compensation (cont’d)

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To June 30, 2006 the Company has not granted any stock options.

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

F 9

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006 and 2005
____________________________________________________________________________________________

Index

Note 3	Mineral Property

The company owns a 100% interest in a mineral claim referred to as August mineral claim, comprising a total of 12 contiguous units and an area of 622 acres. The property is situated south of Princeton, Similkameen Region, British Columbia, Canada. The claim was acquired on June 28, 2005 by Mr. Zhenyong Gao on behalf of the Company from Jacqueline Ann Mcleod for $10.00. The property is held in trust for the Company by Mr. Zhenyong Gao. The Tenure Number of the property is 536316 and is in good standing until June 27, 2007. Costs written off as impaired to June 30, 2006 total $6,033, $2,622 thereof for year ended June 30, 2006, and $3,411 thereof for year ended June 30, 2005.

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

The Company shall not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of common stock or other class of stock junior to the preferred stock as to dividends or upon liquidation) in respect of common stock, or other class of stock junior the preferred stock, nor shall it redeem, purchase or otherwise acquire

F 10

ADMAX RESOURCES INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006 and 2005
____________________________________________________________________________________________

Index

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

As at June 30, 2006, $20,489 is a loan payable to a related party, who is a Director, Chief Executive Officer and principal shareholder of the company. This amount is unsecured, bears no interest and has no specific terms of repayment.

No management remuneration has been recorded for related parties during the period as there are no services rendered to the company.

Note 6	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $42,476. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are disclosed below:

$

Net Operating Loss	42,476
Statutory Tax Rate	34%
Effective Tax Rate	-
Deferred Tax Asset	14,442
Valuation Allowance	(14,442)

Net Deferred Tax Asset	-

F 11

Index

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to June 30, 2006, included in this report have been audited by Moen & Company, Chartered Accountants, 701 West Georgia Street, Suite 1400, Vancouver, British Columbia V7Y 1C6. as set forth in this annual report.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.  OTHER INFORMATION.

None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

Index

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Zhenyong Gao	49	president, principal executive officer, and a member
794 East 20th Avenue		of the board of directors.
Vancouver, British Columbia
Canada V5V 1N3

David W. Ze	49	secretary, treasurer, principal financial officer,
1170 Howse Place		principal accounting officer, and a member of the
Coquitlam, BC		board of directors.
Canada

The persons named are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

  The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Zhenyong Gao	49	President, Principal Executive Officer, and Director
David W. Ze	49	Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director

Directors serve until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Mr. Zhenyong Gao has been our president, principal executive officer and director since our inception on May 18, 2005. Since June 1996, Mr. Gao has been a supervisor for CanTest, Ltd., Vancouver, British Columbia and from March 1989 to June 1996, Mr. Gao was an analytical chemist for CanTest. CanTest is a full service laboratory providing professional analysis and consultation for companies, governments and individuals in environmental, biotechnology, pharmaceutical, food safety and industrial hygiene related fields. Mr. Gao holds a Master of Science degree in chemistry from the University of British Columbia; a Master of Science degree in chemical engineering from Beijing University of Industry and Commerce; and, a Bachelor of Science degree in chemistry from Beijing Normal University.

Index

Mr. David W. Ze has been our principal financial officer, principal accounting officer, treasurer, secretary and director since our inception on May 18, 2005. Since May 2002, Mr. Ze has been director of market development for Kingston Education Group , Burnaby, British Columbia. Kingston Education Group provides various courses for local students as well as international students in Canada. From February 2000 to April 2002, Mr. Ze was a Chief Executive Officer of Kong Road International Trade and Consulting Services in Coquitlam, British Columbia. Mr. Ze holds a Doctor degree in communication studies from Simon Fraser University and a Master degree in publishing from University of Stirling, United Kingdom.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that Messrs. Gao and Ze, our officers and directors devote time to projects that do not involve us.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Index

Audit Committee and Charter

We do not have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

We are not subject to the reporting requirements of section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Index

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)
Zhenyong Gao	2006	0	0	0	0	0	0	0
President and Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

David W. Ze	2006	0	0	0	0	0	0	0
Secretary, Treasurer	2005	0	0	0	0	0	0	0
and Director	2004	0	0	0	0	0	0	0

[1] All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the office or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Index

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. Our office address is at 794 East 20th Avenue, Vancouver, British Columbia, Canada V5V 1N3 and our telephone number is (778)863-0186.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Zhenyong Gao	500,000	President, Principal Executive Officer,	21.01%
		and Director

David W. Ze	500,000	Principal Financial Officers, Principal	21.01%
		Accounting Officers, Treasurer, Secretary and Director

All Officers and Directors as a
Group (2 Persons)	1,000,000		42.02%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Future Sales by Existing Stockholders

A total of 2,380,000 shares of common stock are issued and outstanding. Of the 2,380,000 shares outstanding, all are restricted securities as defined in Rule 144 of the Securities Act of 1933, however, 1,380,000 shares are subject to an effective Form SB-2 registration statement.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We issued 1,000,000 shares of common stock to Messrs. Gao and Ze, our directors in June 2005, in consideration of $10.00.

Mr. Gao allows us to use a portion of his home as our office on a rent free basis.

As at June 30, 2006, $20,489 is owed to Mr. Ze, who is a director, chief financial officer and principal shareholder of the company. This amount is unsecured, bears no interest with no specific terms of repayment.

Index

PART IV

ITEM 13.  EXHIBITS.

The following exhibits are filed with our Form SB-2 registration statement, SEC file no. 333-130767 filed with the SEC:

Exhibit No.	Document Description
3.1	Articles of Incorporation
3.2	Bylaws
4.1	Specimen Stock Certificate
5.1	Opinion of Conrad C. Lysiak, Attorney at Law
23.1	Consent of Moen and Company, Chartered Accountants
23.2	Consent of Conrad C. Lysiak

The following documents are included herein:

Exhibit No.	Document Description
14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:
2006	$9251	Moen & Company, Chartered Accountants
2005	$1400	Moen & Company, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:
2006	$0	Moen & Company, Chartered Accountants
2005	$0	Moen & Company, Chartered Accountants

Index

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2006	$0	Moen & Company, Chartered Accountants
2005	$0	Moen & Company, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2006	$0	Moen & Company, Chartered Accountants
2005	$0	Moen & Company, Chartered Accountants

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2006.

ADMAX RESOURCES INC.
(the “Registrant”)

BY:	/s/ Zhenyong Gao
Zhenyong Gao, President, Principal Executive Officer and a Member of the Board of Directors

BY:	/s/ David W. Ze
David W. Ze, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this amended Form SB-2 Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zhenyong Gao	President, Principal Executive Officer, and a	August 11, 2006
Zhenyong Gao	Member of the Board of Directors

/s/ David W. Ze	Secretary, Treasurer, Principal Financial Officer and	August 11, 2006
David W. Ze	Principal Accounting Officer and a Member of a
Board of Directors