Form 10QSB
period 2006-09-30
ADMAX RESOURCES INC.
filed 2006-11-13
CIK 1329136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2006, the Company had 2,380,000 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [ ] No [X]

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Admax Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	25,663	17,523
Total Current Assets	25,663	17,523

Mineral claim acquisition costs, less reserve for impairment of $10 and $10, respectively	-	-

Total Assets	25,663	17,523

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	3,318	5,000
Due to related party	38,489	20,489
Total current liabilities	41,807	25,489

Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 2,380,000 and 2,380,000 shares, respectively	24	24
Additional paid-in capital	34,486	34,486
Deficit accumulated during the exploration stage	(50,654)	(42,476)
Total stockholders' equity (deficiency)	(16,144)	(7,966)
Total Liabilities and Stockholders' Equity (Deficiency)	25,663	17,523

See notes to financial statements.

Admax Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
	Cumulative during the exploration stage (May 18, 2005 to September 30, 2006)	Three months ended September 30,	Three months ended September 30
		2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	-	-	-

Expenses
General and administrative	42,803	6,360	1,257
Exploration costs	7,841	1,818	-
Impairment of mineral claim acquisition costs	10	-	-
Total Costs and Expenses	50,654	8,178	1,257
Net Loss	(50,654)	(8,178)	(1,257)

Net Loss per share
Basic and diluted		(0.00)	(0.00)

Number of common shares used to compute loss per share
Basic and Diluted		2,380,000	2,380,000

See notes to financial statements.

Admax Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period May 18, 2005 (Inception) to September 30, 2006
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value	Common Stock, $0.00001 Par Value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued to two officers
and directors for cash on May 19, 2005
at a price of $0.00001 per share	1,000,000	10	-	-	10
Net loss	-	-	-	(14,936)	(14,936)

Balance, June 30, 2005	1,000,000	10	-	(14,936)	(14,926)
Common stock issued for cash
on September 29, 2005 at a price of
$0.025 per share	1,380,000	14	34,486	-	34,500
Net loss	-	-	-	(27,540)	(27,540)

Balance, June 30, 2006	2,380,000	24	34,486	(42,476)	(7,966)
Net loss	-	-	-	(8,178)	(8,178)

Balance, September 30, 2006	2,380,000	24	34,486	(50,654)	(16,144)

See notes to financial statements.

Admax Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Cumulative during the exploration stage (May 18, 2005 to September 30, 2006)	Three month ended September 30,	Three month ended September 30,
		2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	(50,654)	(8,178)	(1,257)
Impairment of mineral claim acquisition costs	10	-	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,318	(1,682)	(4,051)
Net cash provided by (used for) operating activities	(47,326)	(9,860)	(5,308)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	(10)	-	-
Net cash provided by (used for) investing activities	(10)	-	-
Cash Flows from Financing Activities
Loans from related party	38,489	18,000	-
Proceeds from sales of common stock	34,510	-	12,000
Net cash provided by (used for) financing activities	72,999	18,000	12,000

Increase (decrease) in cash	25,663	8,140	6,692

Cash, beginning of period	-	17,523	244

Cash, end of period	25,663	25,663	6,936

Supplemental disclosures of cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

See notes to financial statements.

ADMAX RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 1 Interim Financial Statements

The unaudited financial statements as of September 30, 2006 and for the three months ended September 30, 2006 and 2005, and for the period May 18, 2005 to September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the periods ended September 30, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2006 as included in our report on Form 10-KSB.

Note 2 Organization and Business Operations

Admax Resources Inc. (the “Company”) was incorporated in the State of Nevada on May 18, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has acquired a mineral claim located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Note 3	Mineral Claim

The company owns a 100% interest in a mineral claim referred to as August mineral claim, comprising a total of 12 contiguous units and an area of 622 acres. The property is situated south of Princeton, Similkameen Region, British Columbia, Canada. The claim was acquired on June 28, 2005 by the Company’s chief executive officer on behalf of the Company from Jacqueline Ann McLeod for $10.00. The property is held in trust for the Company by the Company’s chief executive officer. The Tenure Number of the property is 536316 and is in good standing until June 27, 2007. Due to a lack of working capital, the Company has not completed its exploration program. To date, the Company has not yet found commercially viable mineral deposits on the property.

Note 4	Due to Related Party

The due to related party liability is due the Company’s chief executive officer, does not bear interest, and is due on demand.

Note 5 Stockholders’ Equity

On January 18, 2006, the Securities and Exchange Commission (“SEC”) “declared effective” the Company’s registration statement on Form SB-2 to register the 1,380,000 shares of Company common stock owned by 44 non-affiliates of the Company.

The Company has not adopted a stock option plan and has not issued any stock options or other common stock equivalents.

Note 6	Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.
At September 30, 2006, deferred tax assets consist of:
Net operating loss carry forward    $ 17,222
Less valuation allowance        (17,222)
Net                    $ _______

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $17,222 attributable to the future utilization of the $50,654 net operating loss carry forward as of September 30, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forward expires in years 2025, 2026 and 2027 in the amounts of $14,936, $27,540, and $8,178.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7 Commitments and Contingencies

The Company uses office space provided by the Company chief executive officer at no cost to the Company.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by related parties and others. The cash we raise may allow us to stay in business for at least one year. If able to attract sufficient capital, our success or failure will be determined by what we find under the ground.

To meet our need for cash we obtained $18,000 in loans from our chief executive officer during the three months ended September 30, 2006. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are unwilling to make any additional commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in the preceding paragraphs, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any expensive equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

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

Milestones

The following are our milestones:

1. April - June, 2006, we retained our consultant to manage the exploration of the property. We hired a geologist to issue a progress report covering the property. Further, we conducted a reconnaissance exploration program. The field work consisted of prospecting, geological mapping, and sampling. Rock exposures samples were taken and had been sent for plasma and geochemical analysis.

2. August - September 2006 - Additional reconnaissance geological work has been completed by a geologist hired by the Company. Samples were taken and sent for testing. The samples showed no significant mineralization.

The Company will consult with the geologist on further exploration work.

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

We issued 1,000,000 shares of common stock through a private placement pursuant to section Regulation S of the Securities Act of 1933 to our officers and directors, Messrs. Gao and Ze in May 2005 in consideration of $10.00. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

In September, 2005, we completed a private placement of 1,380,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $34,500. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

      As of September 30, 2006, our total assets were $25,663 and our total liabilities were $41,807.

We have no long-term debt as of September 30, 2006.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13 day of November, 2006.

ADMAX RESOURCES INC
(Registrant)

BY:	/s/ Zhenyong Gao
Zhenyong Gao
President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ David W. Ze
David W. Ze
Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a member of the Board of Directors