Form 10QSB
period 2007-02-08
ADMAX RESOURCES INC.
filed 2007-02-08
CIK 1329136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-130767

ADMAX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Oceanic Business Centre 2300
1066 West Hastings Street
Vancouver, British Columbia
Canada V6E 3X2
(Address of principal executive offices, including zip code.)

(604) 601-8274
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 2, 2007, the Company had 23,800,000 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [ ] No [X]

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Admax Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	June 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$18,177	$17,523
Total Current Assets	18,177	17,523

Mineral claim acquisition costs, less reserve for impairment of
$10 and $10, respectively	-	-
Total Assets	$18,177	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$4,818	$5,000
Due to related party	38,489	20,489
Total current liabilities	43,307	25,489
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 23,800,000 and 23,800,000 shares, respectively	238	238
Additional paid-in capital	34,272	34,272
Deficit accumulated during the exploration stage	(59,640)	(42,476)
Total stockholders' equity (deficiency)	(25,130)	(7,966)
Total Liabilities and Stockholders' Equity (Deficiency)	$18,177	$17,523

See notes to financial statements.

Admax Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Three months ended December 31,		Six months ended December 31,		Cumulative during the exploration stage (May 18, 2005 to December 31, 2006)
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	7,225	347	13,585	1,604	50,028
Exploration costs	1,761	-	3,579	-	9,602
Impairment of mineral claim
acquisition costs	-	-	-	-	10
Total Costs and Expenses	8,986	347	17,164	1,604	59,640
Net Loss	$(8,986)	(347)	$(17,164)	$(1,604)	$(59,640)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	23,800,000	23,800,000	23,800,000	16,900,000

See notes to financial statements.

Admax Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to December 31, 2006
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued to two officers
and directors for cash on May 19, 2005
at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Net loss	-	-	-	(14,936)	(14,936)

Balance, June 30, 2005	10,000,000	100	(90)	(14,936)	(14,926)
Common stock issued for cash
on September 29, 2005 at a price of
$0.0025 per share	13,800,000	138	34,362	-	34,500
Net loss	-	-	-	(27,540)	(27,540)

Balance, June 30, 2006	23,800,000	238	34,272	(42,476)	(7,966)
Unaudited:
Net loss	-	-	-	(8,178)	(8,178)

Balance, September 30, 2006	23,800,000	$238	$34,272	$(50,654)	$(16,144)
Net loss	-	-	-	(8,986)	(8,986)
Balance, December 31, 2006	23,800,000	$238	$34,272	$(59,640)	$(25,130)

See notes to financial statements.

Admax Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Six months ended December 31,		Cumulative during the exploration stage (May 18, 2005 to December 31, 2006)
	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(17,164)	$(1,604)	$(59,640)
Impairment of mineral claim acquisition costs	-	-	10
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(182)	(4,051)	4,818
Net cash provided by (used for) operating activities	(17,346)	(5,655)	(54,812)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(10)
Net cash provided by (used for) investing activities	-	-	(10)
Cash Flows from Financing Activities
Loans from related party	18,000	-	38,489
Proceeds from sales of common stock	-	34,500	34,510
Net cash provided by (used for) financing activities	18,000	34,500	72,999
Increase (decrease) in cash	654	28,845	18,177

Cash, beginning of period	17,523	244	-

Cash, end of period	$18,177	$29,089	$18,177

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

ADMAX RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

Note 1 Interim Financial Statements

The unaudited financial statements as of December 31, 2006 and for the three and six months ended December 31, 2006 and 2005, and for the period May 18, 2005 (inception) to December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2006 and the results of operations and cash flows for the periods ended December 31, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended December 31, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2006 as included in our report on Form 10-KSB.

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

        On January 29, 2007 the Company effectuated a 10 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

Note 3	Mineral Claim

The Company owns a 100% interest in a mineral claim referred to as the August mineral claim, comprising a total of 12 contiguous units and an area of 622 acres. The property is situated south of Princeton, Similkameen Region, British Columbia, Canada. The claim was acquired on June 28, 2005 by the Company's chief executive officer on behalf of the Company from Jacqueline Ann McLeod for $10.00. The property is held in trust for the Company by the Company's chief executive officer. The Tenure Number of the property is 536,316 and is in good standing until June 27, 2007. Due to a lack of working capital, the Company has not completed its exploration program. To date, the Company has not yet found commercially viable mineral deposits on the property.

Note 4	Due to Related Party

The due to related party liability is due the Company's chief executive officer, does not bear interest, and is due on demand.

Note 5 Stockholders' Equity

On January 18, 2006, the Securities and Exchange Commission (“SEC”) “declared effective” the Company's registration statement on Form SB-2 to register the 1,380,000 pre-split shares of Company common stock owned by the 44 non-affiliates of the Company.

The Company has not adopted a stock option plan and has not issued any stock options or other common stock equivalents.

Note 6	Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At December 31, 2006, deferred tax assets consist of:

Net operating loss carry forward	$20,278
Less Valuation Allowance	(20,278)

Net	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $20,278 attributable to the future utilization of the $59,640 net operating loss carry forward as of December 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forward expires in years 2025, 2026 and 2027 in the amounts of $14,936, $27,540, and $17,164 respectively.

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

To meet our need for cash we obtained $38,489 in loans from our chief executive officer during the six months ended December 31, 2006. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are unwilling to make any additional commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely or look for other opportunities. Other than as described in the preceding paragraphs, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We have conducted research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months, except some drilling equipment if it can be acquired at a reasonable price. We will not buy any expensive equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities or look for other opportunities.

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

2. August - September 2006, additional reconnaissance geological work has been completed by a geologist hired by the Company. Samples were taken and sent for testing. The samples showed no significant mineralization.

3. October - December 2006, we consulted with the geologist on further exploration work. Since it is winter time in British Columbia, and there were several snow and other storms, the weather does not permit any further exploration work. The previous reconnaissance geological work doesn't show significant mineralization. Therefore, at this stage, no drilling can be made now.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we have to look for other opportunities. We don't have any plans to do anything now.

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

In January, 2007, we have consummated a mandatory forward stock split of the common stock of the Corporation on the basis of exchanging one (1) existing share of common stock for ten (10) shares of post forward split common stock, the forward split being effective January 29, 2007, with any fractional shares that would result from this action being rounded up to the next whole share.

As of December 31, 2006, our total assets were $18,177 and our total liabilities were $43,307.

We have no long-term debt as of December 31, 2006.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following reports on Form 8-K were filed during the last quarter:

None.

(b) The following exhibits are attached hereto:

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on 8th of February, 2007.

ADMAX RESOURCES INC
(Registrant)

BY:	/s/ Zhenyong Gao
Zhenyong Gao
President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ David W. Ze
David W. Ze
Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a member of the Board of Directors