Form 10-Q
period 2007-05-11
CHINA YOUTV CORP.
filed 2007-05-14
CIK 1329136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-130767

CHINA YOUTV CORP.
(Formerly Admax Resources, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Oceanic Business Centre 2300
1066 West Hastings Street
Vancouver, British Columbia
Canada V6E 3X2
(Address of principal executive offices, including zip code.)

(604) 601-8274
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 2, 2007, the Company had 23,800,000 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [ ] No [X]

PART I.

ITEM 1. FINANCIAL STATEMENTS

China YouTV Corp. (formerly Admax Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	June 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$9,151	$17,523
Total Current Assets	9,151	17,523

Mineral claim acquisition costs, less reserve for impairment of
$10 and $10, respectively
Total Assets	$9,151	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$7,297	$5,000
Due to related party	38,489	20,489
Total current liabilities	45,786	25,489
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 23,800,000 and 23,800,000 shares, respectively	238	238
Additional paid-in capital	34,272	34,272
Deficit accumulated during
the development stage	(71,145)	(42,476)
Total stockholders' equity (deficiency)	(36,635)	(7,966)
Total Liabilities and Stockholders' Equity (Deficiency)	$9,151	$17,523

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

		Three months ended March 31				Nine months ended March 31				Cumulative during the development stage May 18, 2005 to
		2007		2006		2007		2006		March 31, 2007
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Revenues	$		$		$		$		$

Expenses
General and administrative		11,505		17,099		25,090		18,703		61,533
Exploration costs						3,579				9,602
Impairment of mineral claim acquisition costs										10
Total Costs and Expenses		11,505		17,099		28,669		18,703		71,145
Net Loss		$(11,505)		(17,099)		$(28,669)		$(18,703)		$(71,145)

Net Loss per share
Basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted		23,800,000		23,800,000		23,800,000		23,800,000

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to March 31, 2007
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital		Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued to two officers
and directors for cash on May 19, 2005
at a price of $0.000001 per share	10,000,000	$100	$-90	$		$10
Net loss					-14,936	-14,936

Balance, June 30, 2005	10,000,000	100	-90		-14,936	-14,926
Common stock issued for cash
on September 29, 2005 at a price of
$0.0025 per share	13,800,000	138	34,362			34,500
Net loss					-27,540	-27,540

Balance, June 30, 2006	23,800,000	238	34,272		-42,476	-7,966
Unaudited:
Net loss					-8,178	-8,178

Balance, September 30, 2006	23,800,000	238	34,272		-50,654	-16,144
Net loss					-8,986	-8,986

Balance, December 31, 2006	23,800,000	238	34,272		-59,640	-25,130
Net loss					(11,505)	(11,505)
Balance, March 31, 2007	23,800,000	$238	$34,272		$(71,145)	$(36,635)

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

		Nine months ended March 31				Cumulative during the development stage May 18, 2005
		2007		2006		March 31, 2007
		(Unaudited)		(Unaudited)		(Unaudited)
Cash Flows from Operating Activities
Net income (loss)		$(28,669)		$(18,703)		$(71,145)
Impairment of mineral claim acquisition costs						10
Changes in operating assets and liabilities
Accounts payable and accrued liabilities		2,297		(3,993)		4,818
Net cash provided by (used for) operating activities		(26,372)		(22,696)		(66,317)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred						(10)
Net cash provided by (used for) investing activities						(10)
Cash Flows from Financing Activities
Loans from related party		18,000		10,120		38,489
Proceeds from sales of common stock				34,500		34,510
Net cash provided by (used for) financing activities		18,000		44,620		72,999
Increase (decrease) in cash		(8,372)		21,924		6,672

Cash, beginning of period		17,523		244

Cash, end of period		$9,151		$22,168		$6,672

Supplemental disclosures of cash flow information:
Interest paid	$		$		$
Income taxes paid	$		$		$

See notes to financial statements.

CHINA YOUTV CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 1    Interim Financial Statements

The unaudited financial statements as of March 31, 2007 and for the three and nine months ended March 31, 2007 and 2006, and for the period May 18, 2005 (inception) to March 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions from Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the periods ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

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

Note 2    Organization and Business Operations

        China YouTV Corp. (the “Company”) was incorporated in the State of Nevada on May 18, 2005 under the name Admax Resources, Inc., which name was changed in March 2007. From May 18, 2005 to March 15, 2007, the Company’s business operations were limited to the acquisition of a mineral claim in British Columbia, Canada and the performance of a limited amount of exploration work. On March 16, 2007, the Company entered into a Joint Venture Agreement with Beijing Hua Ju Net Media Technology Co. Ltd. (“Hua Ju”) for a term of 20 years to be organized in Beijing, China. The purpose of the Joint Venture is to conduct a video sharing website and other related internet interactive media businesses in China. See Note 3.

        On January 29, 2007 the Company effectuated a 10 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

Note 3	Joint Venture with Beijing Hua Ju Net Media Technology Co. Ltd. (“Hua Ju”)

Under the Joint Venture Agreement, the Company is to contribute 510,000 China Yuan Renminbi (“RMB”) ($65,941 translated at the March 31, 2007 exchange rate) to the Joint Venture, is to own 51% of the joint venture company, is to appoint a majority of the seats on the board of directors, is to provide the required working capital for the Joint Venture, and is to be in charge of the Joint Venture’s accounting management. Hua Ju is to contribute 490,000 RMB ($63,355 translated at the March 31, 2007 exchange rate) to the Joint Venture, is to own 49% of the joint venture company, is to appoint a minority of the seats on the board of directors, is to contribute its website (www.cnboo.com) and customer contracts to the Joint Venture, and is to be in charge of the Joint Venture’s daily operations for at least three years.

Also under the Joint Venture Agreement, the Company has agreed to issue 20,000,000 newly issued shares of its common stock to Hua Ju or its designee as additional consideration for entering into the agreement, in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S promulgated pursuant to the Act.

At May 11, 2007, the Joint Venture has not yet been approved by the authorities of the People’s Republic of China (“PRC”) authorities. Although this should be a formality, no funding of the joint venture by the Company has occurred until this event..

Note 4	Due to Related Party

The due to related party liability is due the Company’s chief executive officer, does not bear interest, and is due on demand.

Note 5    Stockholders’ Equity

On January 18, 2006, the Securities and Exchange Commission (“SEC”) “declared effective” the Company’s registration statement on Form SB-2 to register the 13,800,000 shares of Company common stock owned by the 44 non-affiliates of the Company.

The Company recently adopted a stock option plan on Form S-8 pursuant to which it may issue options to purchase 5,000,000 shares of common stock or 5,000,000 shares of common stock to directors, officers, employees, consultants and vendors for valid consideration. To date, no shares of common stock have been issued pursuant to the plan.

Note 6	Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At March 31, 2007, deferred tax assets consist of:

Net operating loss carry forward		$24,189

Less valuation allowance		-24,189

Net	$

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $24,189 attributable to the future utilization of the $71,145 net operating loss carryforward as of March 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026 and 2027 in the amounts of $14,936, $27,540, and $28,669 respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7    Commitments and Contingencies

The Company uses office space provided by the Company’s chief executive officer at no cost to the Company.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until the Joint Venture obtains funding and starts operation pursuant to a formal approval under Chinese law. Accordingly, we must raise cash from sources other than revenue from the Joint Venture operation. Our only other source for cash at this time is investment by related parties and others. The cash we raise may allow us to stay in business for at least one year. If able to attract sufficient capital, our success or failure will be determined by whether the Joint Venture could be successful in the on-line video sharing industry.

To meet our need for cash we obtained $38,489 in loans from our chief executive officer during the nine months ended March 31, 2007. We will raise additional money through a private placement, public offering or through loans

Our officers and directors are unwilling to make any additional commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely or look for other opportunities. Other than as described in the preceding paragraphs, we have no other financing plans.

On March 16, 2007, we have signed a Definitive Agreement with HuaJu NetMedia to set up a Joint Venture in China and set foot in the Chinese Internet video sharing field. The formation of the Joint Venture is in the process. We have the right to conduct exploration activities on one property in British Columbia. We haven’t found any commercially viable mineral deposit, or a reserve, yet. We do not plan to have further exploration on this property.

Recent Developments

1.	March 16, 2007, the company announced that it has signed a Definitive Agreement with HuaJu NetMedia to set up a Joint Venture in China and set foot in the Chinese Internet video sharing field.

2.
March 23, 2007, the company reported that its Joint Venture Partner HuaJu NetMedia ("HuaJu")has a bundled contract with Gome Electrical Appliances Holding Ltd. ("Gome") (HKSE:0493.HK - News), the largest chain store operator of electrical appliances in China, to distribute its 3G digital space cards.

3.
March 26, 2007, the company announced that its Joint Venture Partner HuaJu NetMedia ("HuaJu") has signed an agreement with one of the most prestigious institutions in the TV media business in China - China Central Television (CCTV), to launch a video site of CCTV's TV program "Exploring High and Low" on www.CnBoo.com ("CnBoo"), the online video site belonging to the Joint Venture established by China YouTV Corp. and HuaJu.

4.
March 30, 2007, the company reported that its Joint Venture Partner HuaJu NetMedia ("HuaJu") has entered into a strategic partnership with the leading value-added mobile service and software technology provider in China, HURRAY, a NASDAQ listed company, where both parties will carry out cooperation on over 2000 3G experience terminals. These terminals will be launched into Gome Electrical Appliances Holding Ltd.'s ("Gome", HK stock symbol: 0493) malls across the country, providing consumers with excellent wireless value-added services and state-of-the-art 3G service experiences.

5.
April 4, 2007, the company reported that it has, together with its Joint Venture Partner HuaJu NetMedia ("HuaJu"), entered into a strategic partnership with ManGocity.com, an affiliate of China Travel Service (Holding) HK Ltd. to exploit their respective business strengths.

6.
April 6, 2007, the company reported that its Joint Venture Partner, HuaJu NetMedia ("HuaJu") has been officially appointed as the first agent for Z-Card in Greater China. HuaJu will become an official agent for Z-Card's advertisements of major consumer sectors in Greater China, focusing on, among others, mobile phones, digital products, home appliances, travel and financial fields.

7.
April 20, 2007, the company reported updates on the agreements with Gome Electrical Appliances Holding Ltd.("Gome", HK stock symbol:0493), the largest chain store operator of electrical appliances in China, and ManGoCity.com, an affiliate of China Travel Service (Holding) HK Ltd. (Information Market Forum) (0308-HK) to distribute its 3G digital space cards. The 3G digital space cards are produced by China YouTV's joint venture partner, HuaJu, and are distributed through retailers and other businesses. They give the holder various privileges without charge on the Joint Venture's Cnboo video sharing website.

8.
April 30, 2007, the company reported its JV partner HuaJu has signed an Agreement with Music Nation Records Company Limited ("Music Nation") to use Music Nation's audio and video files on its rapidly growing CnBoo video web site.

9.	May 7, 2007, the company reported its Chinese entity has retained two new Asian movie stars, Tang, Yan and Qi, Ji, as image representatives of the Company.

10.	May 9, 2007, the company reported that its Chinese Joint Venture Partner HuaJu has hosted an "Original DV Shorts Contest" at Gome Electrical Appliances Stores during the Chinese May Day holiday.

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

As of March 31, 2007, our total assets were $9,151 and our total liabilities were $45,786.

We have no long-term debt as of March 31, 2007.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14 day May, 2007.

CHINA YOUTV CORP.
(Registrant)

BY:	/s/ Zhenyong Gao
Zhenyong Gao
President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ David W. Ze
David W. Ze
Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a member of the Board of Directors
BY:	/s/ James Wei
James Wei
A member of the Board of Directors