Form 10KSB
CHINA YOUTV CORP.
filed 2007-10-15
CIK 1329136

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   YES [X]   NO [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 10, 2007: $0.49.   Aggregate market value: $6,644,400.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 24,160,000

PART I

 ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DESCRIPTION AND DEVELOPMENT OF BUSINESS.

We are a start-up, Exploration Stage Corporation and have not yet generated or realized any revenues from our business activities. We were incorporated in the State of Nevada on May 18, 2005.  Initially, we have the right to conduct exploration activities on one property, but we do not own any interest in any property.  The property consists of one mineral claim containing 622 acres located in the Similkameen region of British Columbia, Canada.  The one property consists of one mineral claim.  We had intended to explore for gold on the property.  We haven't found any commercially viable mineral deposit, or a reserve, yet. We do not plan to have further exploration on this property.

On March 16, 2007, we have signed a Definitive Agreement with HuaJu NetMedia to set up a Joint Venture in China and set foot in the Chinese Internet video sharing field. The formation of the Joint Venture is in process. According to the Agreement, we own 51% of the joint venture company and will provide the required working capital for the Joint Venture. HuaJu will be in charge of the daily operation of the Joint Venture. HuaJu has agreed to conduct its video sharing business only through the Joint Venture, and has agreed to contribute its web site, www.CnBoo.com and customer contracts to the Joint Venture.

www.CnBoo.com ("CnBoo") is the online video site belonging to the Joint Venture established by China YouTV Corp. and HuaJu. It is a video viewing site and social networking site that allows users to create their own profiles, post videos, and comment on each other's posts. The CnBoo web site is similar to YouTube (www.YouTube.com), the No. 1 online video site in operation. Within 2 years, CnBoo already has over 1.2 million members and over 2 million pieces of original digital video (DV) shorts.

Office Location

The Company has its office at Oceanic Business Centre at 2300, 1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2. The Company's joint venture in China has an office at 10F, Section A, Building 1, Genetic International Center, Chaoyang District, Beijing, China for about 4500 square feet.

Discontinued Mining Operations

We were incorporated in the State of Nevada on May 18, 2005.  Initially, we had the right to conduct exploration activities on one property, but we do not own any interest in any property.  The property consists of one mineral claim containing 622 acres located in the Similkameen region of British Columbia, Canada.  The one property consists of one mineral claim.  We had intended to explore for gold on the property.  We haven’t found any commercially viable mineral deposit, or a reserve, yet. We do not plan to have further exploration on this property, hence we discontinued this mining operation.

CURRENT BUSINESS

On March 16, 2007, we have signed a Definitive Agreement with HuaJu NetMedia to set up a Joint Venture in China and set foot in the Chinese Internet video sharing field. The formation of the Joint Venture is in the process.  According to the Agreement, we own 51% of the joint venture company and will provide the required working capital for the Joint Venture. HuaJu will be in charge of the daily operation of the Joint Venture. HuaJu has agreed to conduct its video sharing business only through the Joint Venture, and has agreed to contribute its web site, www.CnBoo.com and customer contracts to the Joint Venture.

www.CnBoo.com ("CnBoo") is the online video site belonging to the Joint Venture established by China YouTV Corp. and HuaJu. It is a video viewing site and social networking site that allows users to create their own profiles, post videos, and comment on each other's posts. The CnBoo web site is similar to YouTube (www.YouTube.com), the No. 1 online video site in operation. Within 2 years, CnBoo already has over 1.2 million members and over 2 million pieces of original digital video (DV) shorts.

To increase membership and CnBoo's brand name awareness, HuaJu has worked both on-line and off-line.

On-line: HuaJu has signed several agreements to enhance its on-line content, such as an agreement for CCTV's TV program "Exploring High and Low", an agreement with ManGoCity, a travel company, an agreement with Megadia to host a Humor channel on CnBoo web site, and the recently signed agreement with Music Nation and VVSky to add more music on its web site and the recent advertisement exchange agreement with 3g4a's subsidiary: Unlimited Chance Technology Development Co. Ltd.

Off-line: HuaJu has signed several agreements to promote its 3G space cards, such as the agreement with Gome Electrical Appliances Holding Ltd., the largest chain store operator of electrical appliances in China to distribute its 3G digital space cards to Gome customers; an agreement with HURRAY, a NASDAQ listed company, for the launch of 3G experience terminals in Gome's stores; an agreement with ManGoCity, and a promotion agreement with Z-Card. HuaJu also has exclusive right from AIDS Prevention Education Project for Chinese Youth to negotiate with investors to install LED displays in the colleges and universities across China. All LEDs will have HuaJu and CnBoo's logo on it.

The Company has shown increasing popularity as its CnBoo web sites has recently been ranked No.1 on Microsoft Live, No. 1 on Google China, No.7 on BaiDu, No.11 on Yahoo China and No.12 on Google China when searching for the keywords: on-line video, and on-line video sharing web sites. The Company also has launched its new version for enhanced functionality.

The Company has changed its name to China YouTV this year to reflect its new business operations: the fast growing video sharing web site market in China.

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

(1)	Products and Services

www.CnBoo.com ("CnBoo") is the online video site belonging to the Joint Venture established by China YouTV Corp. and HuaJu. It is a video viewing site and social networking site that allows users to create their own profiles, post videos, and comment on each other's posts. The CnBoo web site is similar to YouTube (www.YouTube.com), the No. 1 online video site in operation. Within 2 years, CnBoo already has over 1.2 million members and over 2 million pieces of original digital video (DV) shorts.

For individual use:

We provide a platform where people can easily upload and share video clips on www.CnBoo.com and across the Internet through websites, mobile devices, blogs, and emails.

Everyone can enjoy and share videos on CnBoo. People can see first-hand accounts of current events, find videos to suffice for their interests, and hunt the novelty and quirky. CnBoo provides a rich and colorful stage to people to create their own production.

Site features include, among others:

●	Online Capture, users with a webcam and Flash software are able to instantly record video responses or normal videos onto the site rather than having to prerecord then upload the video;

●	Video and Album, users can elect to share their videos or album publicly or privately with friends and family upon upload;

●	Subscriptions allow users to keep track of their favorite users’ new videos

●
Video storage and personal space, CnBoo offers all members a stable and easy-to-use platform for storage and publishing. All users’ information and video files are guaranteed to have a life-long service.

For commercial use:

All the CnBoo service is free currently and is supported by advertising. CnBoo provides an exhibition platform for enterprises to demonstrate their services and products line. Potential customers and business partners can have a better understanding by watching these demonstrations.

(2)	Method of Distribution and Marketing

To increase membership and CnBoo's brand name awareness, HuaJu has worked both on-line and off-line. On-line: HuaJu has signed several agreements to enhance its on-line contents; Off-line: HuaJu has signed several agreements to promote its 3G space cards; signed an agreement with HURRAY, a NASDAQ listed company, for the launch of 3G experience terminals in Gome's stores; signed an agreement with ManGoCity, and a promotion agreement with Z-Card, an exclusive right from AIDS Prevention Education Project to promote its brand name.

EMPLOYEES OF SUBSIDIARIES

The Company's Joint Venture Company has about 20 full time employees, and part time employees which varied in number from time to time.

COMPETITIVE CONDITIONS

■	Leading technology in video conversion, support mainstream video formats: WMV，RM，MOV，MPEG in converting to optimized format of FLV and improve the speed and quality of viewing.

■	Building the application of the mainstream RIA under WEB2.0 based on FLASH and AJAX.PHP technologies, featured in powerful functions, high interaction and user friendly experience.

■	Unique online video space/storage, release and upload systems as well as the disposal of network security, server layout and setting up the bigger and extensible platform for video interaction.

■	The application of WAP technology, development and application of 3G technology for mobile phones, realization of interaction between mobile phone and network, thus applying for users in interaction

■	Strategic partners from all over the country can bring potentially millions of members to CnBoo, based on our recent experience.

■
The leading network video core technology, 3G conversion technology as well as the core technologies of online and offline interacting systems enable all users to access video interaction on their PC, cell phone and TV terminals.

■
Video sharing, network album, travel through video, video networking, video information classification (Video Posts), 1.5 million ground magazines as well as the first Chinese online video magazine, travel satellite TV platform, integration of resources to build CnBoo’s unique profitability mode.

■
The realization of interconnection between network platform and mobile phone network platform is truly made with the application of WAP technology plus nationwide promotion of CnBoo’s WAP platform for mobile phones, whereupon, making it the first network platform for video interaction in China, and presenting its unique advantages in the full range of businesses.

COMPLIANCE WITH RELATED LAWS AND REGULATIONS

In China, the Company relies on the advice of Chinese legal counsel to maintain compliance with all laws, rules, regulations and government policies in China. The value added services such as online video sharing services belongs to the telecom industry which is subject to extensive government regulation, which regulations have been changing rapidly, and there is no assurance that the Company will not be adversely impacted by such regulations in the future.

(a)     Local Regulations

The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a local level in Canada.

(b)     National Regulations

The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a national level.

The value of the Company's investments in the PRC may be adversely affected by significant political, economic and social uncertainties in the PRC. Any changes in policies by the government of the PRC could adversely affect the Company by, among other factors, changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, the expropriation or nationalization of private enterprises, or political relationships with other countries.

ITEM 2. DESCRIPTION OF PROPERTIES

HuaJu currently maintains a leased office of approximately 4500 square feet at: 10F, Section A, Building 1, Genetic International Center, Chaoyang District, Beijing, China.  The term of the lease is one year at a monthly rental of $6000 from a non-affiliated landlord.  The Company leases an office in Canada at Oceanic Business Centre at 2300, 1066 West Hastings Street, Vancouver, British Columbia, Canada. The term of the lease in Vancouver is for one year at a monthly rental of approximately $400 from a non-affiliated landlord.

(a) Real Estate: None

(b) Equipment, library, and furniture at June 30, 2007: None.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  As of the date of this report, there is no legal proceeding to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD under the trading symbol “CYTV.OB”, formerly traded under the trading symbol “AMXU.OB”. The following table sets forth high and low bid prices of the common stock for years ended June 30, 2007 as quoted by the NASD over-the-counter-bulletin board as follows:

2007	Bid (U.S. $)
	HIGH	LOW
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	2.85	0.20
Fourth Quarter	1.24	0.54

Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions.

Because of the rules and regulations governing the trading of small issuers’ securities, the Company's securities are presently classified as "Penny Stock", a classification which places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to interest broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on NASDAQ, at which time market makers may trade its securities without complying with the stringent requirements. The existence of market quotations should not be considered evidence of an "established public trading market."  The public trading market is presently limited as to the number of market markers in Company stock and the number of states within which its stock is permitted to be traded.

Holders

(b) As of September 18, 2007, China YouTV Corp. had approximately 10 shareholders of record of its common stock, approximately 2039 shareholders held the Company’s common stock in street name.

Dividends

(c) No dividends on outstanding common stock have ever been paid. The Company does presently have any plans regarding payment of dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company adopted a stock option plan on Form S-8 pursuant to which it may issue options to purchase 5,000,000 shares of common stock or 5,000,000 shares of common stock to directors, officers, employees, consultants and vendors for valid consideration.

Recent Sales of Unregistered Securities and Use of Proceeds.

None

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchases

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As more fully described in Item 1 – General Description and Development of Business, on March 16, 2007, the Company has signed a Definitive Agreement with HuaJu NetMedia to set up a Joint Venture in China and set foot in the Chinese Internet video sharing field. The formation of the Joint Venture is in process. According to the Agreement, we own 51% of the joint venture company and will provide the required working capital for the Joint Venture. HuaJu will be in charge of the daily operation of the Joint Venture. HuaJu has agreed to conduct its video sharing business only through the Joint Venture, and has agreed to contribute its web site, www.CnBoo.com and customer contracts to the Joint Venture.

Critical Accounting Policies

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, intangible and long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions in the preparation of our financial statements:

(a) Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where management uses subjective judgment include fixed assets and related party transactions. Actual results can differ from those estimates and assumptions.

(b) Foreign Currency Transactions

The Company's management is based outside of the United States of America. It maintains its accounting records in U.S. dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations and are not material.

(c) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as of June 30, 2007 and 2006.

(d) Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(e) Income Taxes

The Company has adopted SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

(f) Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued liabilities, and due to related party approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(g) Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

(h) Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life or estimated useful life.

The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

(i) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the years ended June 30, 2007 and 2006.

(j) Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Forward-looking statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by the forward-looking statements not to occur or be realized. Forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Potential risks and uncertainties include, among other things, such factors as:

•	our business strategies and future plans of operations,

•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

•	the market acceptance and amount of sales of our products and services,

•	our historical losses,

•	the competitive environment within the industries in which we compete,

•
our ability to raise additional capital, currently needed for expansion, the other factors and information discussed in other sections of this report and in the documents incorporated by reference in this report.

Persons reading this report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WORKING CAPITAL NEEDS

During the last fiscal year, our working capital needs arose primarily from more activities in China.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital of $7,922 at June 30 2007. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the fiscal year-end it had $165,876 in current assets, consisting $7,922 cash and $157,954 prepaid expenses and current liabilities of $98,915, consisting primarily of cash account payable and due to related parties.

Changes in Financial Condition:

At June 30, 2007, the Company's assets were $165,876, compared to $17,523 at June 30, 2006. The current assets totaled $165,876 at 2007 year-end, compared to $17,523 at 2006 year-end. Net cash used for operating activities was ($51,232) for the year ended June 30, 2007, compared to ($24,719) at fiscal year-end 2006. The Company had $7,922 in cash by the year-end compared to $17,523 a year ago.  Total liabilities at year-end 2007 were $98,915 compared to $25,489 at 2006 year-end.

These changes are largely due to more activities in China.

Need for Additional Financing:

The Company does not have sufficient capital to meet its short-term cash needs.and it will have to seek loans or equity placements to cover its cash needs to continue operations.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses.
If the Company couldn’t generate revenue in the future or its operations are unprofitable, the Company will be forced to develop another line of business, or to finance its operations through the sale of its assets, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has neither specific management ability, nor financial resources or plans to enter any other business as of this date.

The effect of inflation has not had a material impact on its operation, nor is it expected to in the immediate future.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2007 AS COMPARED TO THE YEAR ENDED JUNE 30, 2006.

Revenues. The Company has not generated any revenue yet.

Operating Expenses. The Company incurred operating expenses of $162,075 in 2007, compared to operating expenses of $27,540 in 2006.

Loss from Operations. Loss from operations for 2007 was $162,075 compared to the 2006 operating loss of  $27,540. This was caused largely by more activities in China during this fiscal year.

Net Loss. Net Loss to Common Stockholders in 2007 was $161,753 in contrast to a Net Loss of ($27,540) in 2006. This was caused largely by more activities in China during this fiscal year.

Loss per Share. Loss per share was ($0.01) in 2007 compared to loss per share of ($0.00) in 2006.

Future Trends:

The marketing of a video sharing site mainly consists of:

1.	Personal blog
2.	Audi/video publishing and subscribing
3.	Offer of 3G content services
4.	Video storage and personal space
5.	Online video ads
6.	Business video demonstration
7.	Download of digital programs
8.	Charges for wireless value added services and personal value added services

It is estimated that the scale of domestic market will reach US $15 billion by 2010. Future trends for this industry include the following aspects:

•	Podcast, video sharing and cyberspace community. These communities grow up quietly but quickly, being expected to become a next Internet hotspot.

•	ITunes and RSS automatic subscription change people’s way to use the Internet, while the creation of a gathering zone for personal videos complies with the next trend of netizens’ use of Internet.

•	With upcoming full services of 3G and wireless network, digital content market encounters “vacuum”.

•	“Grass-root” culture, revitalize idol in commoner, and will speed up the development of video sharing service.

Competition also becomes fierce in this industry. Main competitors include professional podcast video sharing sites such as other video sharing websites and classification websites with texts and pictures; portal and other entertainment sites such as Google Video, Yahoo Video,, Sohu,  My Music, My Show etc.

Off-Balance Sheet Arrangements

None

Recent Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying SFAS No. 159.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 158-1.  This FASB Staff Position (FSP) updates the illustrations contained in Appendix B of FASB No. 87, “Employers’ Accounting for Pensions”, Appendix B of FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and Appendix C of FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to reflect the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This FSP also amends the questions and answers contained in FASB Special Reports, “A Guide to Implementation of Statement 87 on Employers’ Accounting for Pensions, A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and A Guide to Implementation of Statement 106 on Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and incorporates them into Statements 87, 88, and 106 as Appendixes E, C, and F, respectively. This FSP supersedes those FASB Special Reports. Finally, this FSP makes conforming changes to other guidance and technical corrections to Statement 158. This FSP does not provide additional implementation guidance for Statement 158 beyond the conforming changes, nor does it change any of the provisions of Statement 158. Currently the Company does not have any employers’ Pensions and Postretirement Benefits which require the adoption of this Statement, so the Statement will have no impact on the financial statements.

Risk Factors

This report and other reports filed by us contained certain forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995.  Actual results could differ materially from those projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this report, as well as additional risks and uncertainties of which we are currently unaware.  See Item 6. “Management’s Discussion and Analysis or Plan of Operation – Forward-Looking Statements”.

Risks Relating to Our Operations

    Need for additional financing.

    We need additional funds to cover our operating expenses and tp implement our business plan.  Management can give no assurance the funds so obtained will be sufficient to fully implement the business plan, or that a full implementation of such business plan will result in the Company's
    profitability.    If additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities and, in the case of additional equity securities, the ownership of our existing shareholders will be diluted.  No assurances can be given that we will be able to raise any additional financing.  Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

    We had prior operating losses and are implementing a new business plan.

    We are seeking funding to implement our business plan and our liability to provide working capital to the Joint Venture with HuaJu.

    The Company’s proposed operations are subject to all of the risks inherent in the expansion of an early-stage business enterprise, including higher-than expected expenses and uncertain revenues.  The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of an early-stage business.

    We have a limited operating history and consequently face significant risks and uncertainties.

    We initiated our current business strategy in 2007.  As a result of our limited operating history, and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing, and operations departments.

    We lack business diversification.

    The Company’s prospects for success are dependent upon the success of CnBoo web site.  We expect to finance our future operations through the sale of assets or the sale of equity or debt securities in order to raise additional capital, none of which may be feasible when needed.  Unless we are able to raise substantial amounts of additional capital, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.

Risks Related to Conducting Business in China

Since our main operation is in China, we will be subject to the following risks:

China's governmental and regulatory reforms may impact our ability to do business in China.

Since 1978, the Chinese government has been in a state of evolution and reform. The reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a variety of political, economic and social factors. Multiple government bodies are involved in regulating and administrating affairs in the telecommunications industry, among which the MII, the National Development and Reform Commission (“NDRC”) and the State Asset Supervisory Administrative Commission (“SASAC”) play the leading roles. These government agencies have broad discretion and authority over all aspects of the telecommunications and information technology industry in China, including but not limited to, setting the telecommunications tariff structure, granting carrier licenses and frequencies, approving equipment and products, granting product licenses, specifying technological standards as well as appointing carrier executives, all of which may impact our ability to do business in China.

While we anticipate that the basic principles underlying the reforms should remain unchanged, any of the following changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business:

•	the promulgation of new laws and regulations and the interpretation of those laws and regulations;

•	inconsistent enforcement and application of the telecommunications industry’s rules and regulations by the Chinese government between foreign and domestic companies;

•	the restructuring of telecommunications carriers in China;

•	the introduction of measures to control inflation or stimulate growth;

•	the introduction of new guidelines for tariffs and service rates, which affect our ability to competitively price our products and services;

•	changes in the rate or method of taxation;

•	the imposition of additional restrictions on currency conversion and remittances abroad; or

•	any actions that limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

Under China’s current regulatory structure, the online video services that we offer in China must meet government and industry rules and regulations. In addition, we must ensure that the quality and content of the services will comply with related rules and regulations. MII and/or other related authorizations might perform spot checks to track and supervise the quality and content of our services.  Any determination that our services fail to comply with applicable rules and regulations could result in a revocation of our license, which would have a material adverse effect on our business.

China's changing economic environment may impact our ability to do business in China.

Since 1978, the Chinese government has been reforming the economic system in China to increase the emphasis placed on decentralization and the utilization of market forces in the development of China’s economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the Chinese government to regulate the economy could also have a significant negative impact on economic conditions in China, which would result in a negative impact on our business.

China’s economic environment has been changing as a result of China’s entry, in December of 2001, into the World Trade Organization (the “WTO”). Entry into the WTO required that China reduce tariffs and eliminate non-tariff barriers, including quotas, licenses and other restrictions by early 2005, and we cannot predict the impact of these changes on China’s economy. Moreover, although China’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China’s markets from other foreign companies. If China’s entry into the WTO results in increased competition or has a negative impact on China’s economy, our business could suffer. In addition, although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies as a result of its admission into the WTO, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

      Uncertainties with respect to the Chinese legal system may adversely affect us.

We conduct our business in China primarily through our subsidiary incorporated in China. Our subsidiary is generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business will be affected by China’s developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited presidential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

We are subject to risks relating to currency rate fluctuations and exchange controls.

Because most of our sales will be made in China and denominated in Renminbi, and as the Renminbi is no longer fixed against the US Dollar and the Renminbi-US Dollar exchange rate could float, resulting in depreciation or appreciation relative to the U.S. dollar, any such currency rate fluctuations could adversely affect our sales and subject as to volatility in our financial reporting.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Because substantially all of our revenues will be denominated in RMB, the Chinese currency, any restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund any business activities we may have outside China or to make dividend payments in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, RMB are freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of the State Administration of Foreign Exchange is obtained. Although China's government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval of the State Administration of Foreign Exchange. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that China's regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Securities Risks

Difficulty of trading and obtaining quotations for Common Stock.

Our Common Stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CYTV.OB” and was previously traded under the symbol “AMXU.OB.”  The bid and asked prices for our Common Stock have fluctuated significantly.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely have a material adverse effect on the market price of the Common Stock and on our ability to raise additional capital.

           Penny Stock Regulation.

Our Common Stock is subject to Rule 15g-9 under the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors.”  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule could affect the ability of broker-dealers to sell our securities and could affect the ability of purchasers to sell any of our securities in the secondary market.

Risk Factors Affecting the Company's Business Operations.

             Uncertain Regulatory Environment

The Company could be subject to fines, and possible exclusion from participation in providing online video services and other related services to its clients in China if it continues operations in the PRC and fails to comply with the laws and regulations applicable to its business or if those laws and regulations change.

If the Company is deemed to have violated these laws and regulations, the Company could be subject to fines and/or exclusion from participation in providing its current services. Changes in the telecommunications law, new interpretations of existing laws and regulations may have a dramatic effect on the Company’s business and results of operations.

Continued pressure could reduce the Company's margins and limit the Company’s ability to maintain or increase its market share.

    Certain competitors of the Company may have or may obtain significantly greater financial and marketing resources than the Company.  As a result, the Company could encounter increased competition in the future that may increase pricing pressure and limit its ability to maintain or increase its market share.  There is a great deal of competition in the Company’s business.  Major competitors who have more financial support and broader influence in this market might force the Company to decrease price, give out more discounts and increase its costs to keep key employees.  This would decrease the
    Company’s profit margin.

If we lost the services of James Wei, the Company’s CEO, we might not be able to execute our current business in accordance with our current plans.

Our future success depends significantly on the skills, experience and efforts of our chief executive officer, James Wei and other key personnel.  These individuals would be difficult to replace.  Mr. Wei has developed, and is engaged in carrying out, the Company’s strategic business plan.  The loss of the services of Mr. Wei could seriously harm the Company’s ability to implement its strategy.   A failure to implement the Company’s business strategy could result in the cessation of the Company’s operations which would have a material adverse effect on our Company and on your investment.

The Company may be sued by third parties who claim that the Company’s product infringes on their intellectual property rights. Defending an infringement lawsuit is costly andthe Company may not have adequate resources to defend. Any settlement or judgment against us could harm our future prospects.

The Company may be exposed to future litigation by third parties based on claims that its technology, product or activity infringes on the intellectual property rights of others or that the Company has misappropriated the trade secrets of others. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on the Company’s financial and managerial resources, and could harm the Company’s reputation.  In addition, intellectual property litigation or claims could force the Company to do one or more of the following:

•	Cease selling, incorporating or using any of the Company's technology and/or product that incorporates the challenged intellectual property, which could adversely affect the Company's revenue;

•	Obtain a license from the holder of the infringed intellectual property right, which may be costly or may not be available on reasonable terms, if at all; or

•	Redesign the Company's product, which would be costly and time consuming.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China YouTV Corp.

I have audited the accompanying balance sheet of Intrepid China YouTV Corp. (the Company), a development stage company, as of June 30, 2007 and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.  The financial statements of China YouTV Corp. (formerly Admax Resources Inc.) as of June 30, 2006 were audited by other auditors whose report dated July 19, 2006 included an explanatory paragraph that described to going concern uncertainty discussed in Note 1 to the financial statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China YouTV Corp., a development stage company, as of June 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	By:	/s/ Michael T. Studer CPA P.C.
Freeport, New York
October 15, 2007

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30,	June 30,
	2007	2006

ASSETS
Current Assets
Cash	$7,922	$17,523
Prepaid expenses	157,954	-
Total Current Assets	165,876	17,523

Investment in joint venture	-	-
Total Assets	$165,876	$17,523

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$36,795	$5,000
Due to related party	62,120	20,489
Total current liabilities	98,915	25,489
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued, issuable, and outstanding: 24,160,000 and 23,800,000 shares, respectively	242	238
Additional paid-in capital	270,948	34,272
Deficit accumulated during
the development stage	(204,229)	(42,476)
Total stockholders' equity (deficiency)	66,961	(7,966)
Total Liabilities and Stockholders' Equity (Deficiency)	$165,876	$17,523

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Year Ended June 30,		Cumulative during the development stage )
	2007	2006	(May 18, 2005 to June 30, 2007

Revenues	$-	$-	$-

Expenses
General and administrative	160,314	24,918	196,757
Impairment of mineral claim acquisition costs and
mineral claim exploration and carrying cost	1,761	2,622	7,794
Total Costs and Expenses	162,075	27,540	204,551
Income (loss) from operations	(162,075)	(27,540)	(204,551)
Interest income	322	-	322
Net loss	(161,753)	(27,540)	(204,229)

Net Loss per share
Basic and diluted	$(0.01)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	23,865,041	23,800,000

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to June 30, 2007
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Common stock issued to two officers
and directors for cash on May 19, 2005
at a price of $0.00001 per share	10,000,000	$100	$-90	$-	$10
Net loss	-	-	-	-14,936	-14,936

Balance, June 30, 2005	10,000,000	100	-90	-14,936	-14,926
Common stock issued for cash
on September 29, 2005 at a price of
$0.0025 per share	13,800,000	138	34,362	-	34,500
Net loss for the year	-	-	-	-27,540	-27,540

Balance, June 30, 2006	23,800,000	238	34,272	-42,476	-7,966
Common stock contracted on March 10,
2007 to be issued for services to be rendered
from April 1, 2007 to September 30, 2008
(issued July 1, 2007)	250,000	3	187,497	-	187,500
Common stock issued on June 22, 2007 for consulting services rendered	100,000	1	44,679		44,680
Common stock issued on June 22, 2007 for legal services rendered	10,000		4,500		4,500
Net loss for the year	-	-	-	(161,753)	(161,753)
Balance, June 30, 2007	24,160,000	$242	$270,948	$(204,229)	$66,961

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended June 30,		Cumulative during the development stage (May 18, 2005
	2007	2006	to June 30, 2007)

Cash Flows from Operating Activities
Net income (loss)	$(161,753)	$(27,540)	$(204,229)
Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating activities:
Impairment of mineral claim acquisition costs and deferred exploration costs	-	2,622	6,033
Stock-based compensation	80,430	-	80,430
Changes in operating assets and liabilities
Prepaid expense	(1,704)	-	(1,704)
Accounts payable and accrued liabilities	31,795	199	36,795
Net cash provided by (used for) operating activities	(51,232)	(24,719)	(82,675)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	(2,622)	(6,033)
Net cash provided by (used for) investing activities	-	(2,622)	(6,033)
Cash Flows from Financing Activities
Loans from related party	41,631	10,120	62,120
Proceeds from sales of common stock	-	34,500	34,510
Net cash provided by (used for) financing activities	41,631	44,620	96,630
Increase (decrease) in cash	(9,601)	17,279	7,922

Cash, beginning of period	17,523	244	-

Cash, end of period	$7,922	$17,523	$7,922

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

CHINA YOUTV CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Expressed in U.S. Dollars)

Note 1 - Basis of Presentation and Going Concern Uncertainty

China YouTV Corp. (the “Company”) was incorporated in the State of Nevada on May 18, 2005 under the name Admax Resources, Inc., which name was changed on February 9, 2007. From May 18, 2005 to March 15, 2007, the Company’s business operations were limited to the acquisition of a mineral claim in British Columbia, Canada and the performance of a limited amount of exploration work. On March 16, 2007, the Company entered into a Joint Venture Agreement with Beijing Hua Ju Net Media Technology Co. Ltd. (“Hua Ju”) for a term of 20 years to be organized in Beijing, People’s Republic of China (“China”). The purpose of the Joint Venture is to conduct a video sharing website and other related internet interactive media businesses in China. See Note 4.

The Company is in the development stage and has not generated any revenues and has incurred losses of $204,229 since inception. At June 30, 2007, the Company had $7,922 cash and $98,915 in current liabilities. Further, the Company incurred a loss of $161,753 during the year ended June 30, 2007. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a) Principles of Accounting

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“US GAAP”).

(c) Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where management uses subjective judgement include fixed assets and related party transactions. Actual results can differ from those estimates and assumptions.

(d) Foreign Currency Transactions

The Company's management is based outside of the United States of America. It maintains its accounting records in U.S. dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations and are not material.

(e) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as of June 30, 2007 and 2006.

(f) Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(g) Income Taxes

The Company has adopted SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

(h) Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued liabilities, and due to related party approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(i) Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Since inception, except for net loss, the Company has had no items included in comprehensive income (loss).

(j) Intangible Assets

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life or estimated useful life.

The Company has not recorded any goodwill or intangible assets since inception.

(k) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the years ended June 30, 2007 and 2006.

(l) Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(m) New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying SFAS No. 159.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 158-1.  This FASB Staff Position (FSP) updates the illustrations contained in Appendix B of FASB No. 87, “Employers’ Accounting for Pensions”, Appendix B of FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and Appendix C of FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to reflect the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This FSP also amends the questions and answers contained in FASB Special Reports, “A Guide to Implementation of Statement 87 on Employers’ Accounting for Pensions, A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and A Guide to Implementation of Statement 106 on Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and incorporates them into Statements 87, 88, and 106 as Appendixes E, C, and F, respectively. This FSP supersedes those FASB Special Reports. Finally, this FSP makes conforming changes to other guidance and technical corrections to Statement 158. This FSP does not provide additional implementation guidance for Statement 158 beyond the conforming changes, nor does it change any of the provisions of Statement 158. Currently the Company does not have any employers’ Pensions and Postretirement Benefits which require the adoption of this Statement, so the Statement will have no impact on the financial statements.

Note 3 - Prepaid Expense

On March 10, 2007, the Company executed a Consultancy Services Agreement with three consultants. Under this agreement, the consultants are to perform certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing April 1, 2007. The total consideration to be paid the consultants was 250,000 free trading shares of Company common stock (which was issued and delivered on July 1, 2007). The Company recorded the $187,500 estimated fair value of the 250,000 shares at March 10, 2007 as a prepaid expense and is amortizing the $187,500 over the 18 month term of the agreement. For the year ended June 30, 2007, $31,250 of the $187,500 is included in general and administrative expenses in the statement of operations and $156,250 of the $187,500 is included in prepaid expenses in the balance sheet.

Note 4 - Joint Venture with Beijing Hua Ju Net Media Technology Co. Ltd. (“Hua Ju”)

Under the Joint Venture Agreement, the Company is to contribute China Yuan Renminbi (“RMB”) 510,000 ($66,969 translated at the June 30, 2007 exchange rate) to the Joint Venture to own 51% of the joint venture company. The Company can appoint a majority of the seats on the board of directors and has to provide the required working capital for the Joint Venture, and is in charge of the Joint Venture’s accounting management. Hua Ju is to contribute RMB490,000 ($64,343 translated at the June 30, 2007 exchange rate) to the Joint Venture to own 49% of the joint venture company and can appoint a minority of the seats on the board of directors. Hua Ju is to contribute its website (www.cnboo.com) and customer contracts to the Joint Venture, and is in charge of the Joint Venture’s daily operations for at least three years.

Also under the Joint Venture Agreement, the Company has agreed to issue 20,000,000 newly issued shares of its common stock to Hua Ju or its designee as additional consideration for entering into the agreement, in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S promulgated pursuant to the Act.

At October 12, 2007, the Joint Venture has not yet been approved by the China regulatory authorities and no funding has been made to the Joint Venture.

The president of the Company is also president of Hua Ju.

Note 5 - Due to Related Party

The due to related party liability is due the Company’s chief executive officer, does not bear interest, and is due on demand.

Note 6 - Stockholders’ Equity

On January 18, 2006, the Securities and Exchange Commission (“SEC”) “declared effective” the Company’s registration statement on Form SB-2 to register the 13,800,000 shares of Company common stock owned by the then 44 non-affiliates of the Company.

On January 29, 2007, the Company effectuated a 10 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

On May 4, 2007, the Company registered 5,000,000 shares of its common stock pursuant to a Registration Statement on Form S-8 filed with the SEC. The shares may be issued to employees, directors, officers, consultants, advisors and other persons pursuant to the Company’s 2007 Non-Qualified Stock Compensation Plan.

On June 22, 2007, the Company issued 100,000 shares as compensation for services provided by a consultant (valued at $44,680) and 10,000 shares for legal services rendered (valued at $4,500).

On July 1, 2007, the Company issued a total of 250,000 shares to three consultants pursuant to a Consultancy Services Agreement dated March 10, 2007. See Note 3.

Note 7 - Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At June 30, 2007, deferred tax assets consist of:

Net operating loss carryforward	$ 69,438
Less: Valuation allowance	(69,438)
$ _______

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $69,438 attributable to the future utilization of the $204,229 net operating loss carryforward as of June 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026 and 2027 in the amounts of $14,936, $27,540, and $161,753 respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 8 - Commitments and Contingencies

On March 22, 2007, the British Columbia Securities Commission (the “Commission”) sent the Company an Order for Production of certain documents and records. In August and September 2007, the Commission issued three Halt Trade Orders to the Company because the Commission claimed it became aware of unsolicited electronic mail (spam) promoting the Company’s securities.

The Company has responded to all inquiries of the Commission and has advised the Commission that they were not involved in any way in the creation or dissemination of the spam, nor do they have any information as to its origin.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  The following table furnishes the information concerning Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name	Age	Title	Term
James Wei	34	President and Director	Annual
David Ze	50	Director and Secretary	Annual
Jie Wang	52	Director	Annual

The following table sets forth the portion of their time the directors devote to the Company:

James Wei	100%
David Ze	20%
Jie Wang	50%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company annual meeting and is qualified. The term of office for each of the officers is at the discretion of the Board of Directors.

(b)  Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by Company directors and executive officers: James Wei and Jie Wang. Day-to-day management is delegated to James Wei and partially by Jie Wang in China, to David Ze in Canada.

(c)  Family Relationships. None

(d)  Business Experience.

The following is a brief account of the business experience during the past five years of each of the Company’s directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

James Wei, President and Director, age 33.
Mr. Wei has his bachelor degree from the University of Science and Technology in Beijing, Majoring in Computer Science. Mr. Wei has over 11 years of work experience in the Internet industry. He is the CEO and chairman of the board of directors of the Registrant’s Joint Venture partner, HuaJu.  Before that, Mr. Wei served as Vice President for one of the first Internet Service Providers in China.  He also served as Vice President for an Internet company that specialized in the field of web design, web hosting and domain name registration and helped it to develop into the second largest company in China in its field. Mr. Wei is a successful and well known executive in China’s internet industry.

David Ze, Secretary and Director, age 50.
 Mr. Ze has been our principal financial officer, principal accounting officer, treasurer, secretary and director since our inception on May 18, 2005. Since May 2002, Mr. Ze has been director of market development for Kingston Education Group , Burnaby, British Columbia. Kingston Education Group provides various courses for local students as well as international students in Canada. From February 2000 to April 2002, Mr. Ze was a Chief Executive Officer of Kong Road International Trade and Consulting Services in Coquitlam, British Columbia. Mr. Ze holds a Doctor degree in communication studies from Simon Fraser University and a Master degree in publishing from University of Stirling, United Kingdom.

Jie Wang, Director, age 52.
Mr. Wang has his MBA degree from Concordia University in Montreal of Canada, bachelor degree from People University of China in Beijing, China, Majoring in Economy. Mr. Wang has years work experience in Investment Industry and Corporate Finance. Mr. Wang has been working as Partner and Managing Director of Hi-Gold Consultants Limited (Hong Kong/Beijing) since 2001. He currently also serves as Independent Director of a Shanghai listed public company and as Director in two other private companies in China.

Positions previously held by Mr. Wang include Managing Director of Beijing based OrienCentury Securities Investment Consultation, Senior Advisor to the Chairman and CEO of Guangxi Yuchai Machinery Company Ltd and China Yuchai International (a NYSE listed company), Deputy Director of Fund Management Department of Stock Exchange Executive Council (SEEC, Beijing), and Trader in Forex Funding Department of CITIC Industrial Bank.

(e)  Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

(f)   Conflicts of Interest

The only conflict that we foresee is that Messrs. Ze and Wang, our officers and directors devote time to projects that do not involve us.

(g)  Involvement in Certain Legal Proceedings

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

(h)  Audit Committee and Charter

We do not have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our board of directors  is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

(i)  Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

(j)  Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.
A copy of the Code of Ethics is attached as Exhibit 14.1 hereto.

(k)  Disclosure Committee and Charter

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

(l)   Section 16(a) of the Securities Exchange Act of 1934

We are subject to the reporting requirements of section 16(a) of the Securities Exchange Act of 1934.  Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended June 2007.  The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION

No executives of the Company who served in such capacity at the end of the last fiscal year has total annual salary and bonus exceeded $100,000.

Executive Compensation

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James Wei	0	0	0	0	0	0	0
David Ze	0	0	0	0	0	0	0
Jie Wang	0	0	0	0	0	0	0

Officers  who are also directors of China YouTV Corp. receive no cash compensation for services as a director. However, the directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

Stock purchase options:
None

SUMMARY DESCRIPTION OF EMPLOYEE BENEFIT PLANS

2007 NON-QUALIFIED STOCK COMPENSATION PLAN

The Company has adopted the 2007 NON-QUALIFIED STOCK COMPENSATION PLAN (the “2007 Plan”) on April 27, 2007 and filed a Registration Statement on Form S-8 with the Commission on May 4, 2007, to register shares awarded and shares underlying options granted under the 2007 Plan.  The Company issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with our Company.  The 2007 Plan is intended to provide a method whereby our Company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our Company and all of its shareholders.  A total of 5,000,000 shares of common stock and shares of common stock underlying options were authorized under the 2007 Plan.  The stock options granted under the 2007 Plan shall be non-qualified stock options (“NQSO’s”).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons and groups owning in excess of five percent of our Common Stock are required to file certain reports with the SEC disclosing such ownership pursuant to the Exchange Act. Based upon such reports, as of September 25, 2007 management knows of no persons other than those identified below who were beneficial owners of more than five percent of the outstanding shares of Common Stock.

The following table sets forth information with respect to the beneficial ownership of our issued and outstanding stock by each director, the Chief Executive Officer of the Company, the other named executive officers, all executive officers and directors as a group and beneficial owners of more than five percent of the 24,160,000 shares outstanding at September 25, 2007:

Name of Beneficial Owner	Title of Class	Total Number of Securities Owned Beneficially	Percent of Class (1)
James Wei	Common Stock	600,000	3%
David Ze	Common Stock	5,000,000	21%
Gao, ZhenYong	Common Stock	5,000,000	21%
Total number of shares owned by directors and executive officers as a group (3 persons)	Common Stock	10,600,000	45%

Termination of Employment and Change of Control Arrangements:

Mr. Gao, ZhenYong, our former President and director of the Company has resigned on June 1, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS

The following exhibits are filed pursuant to Item 601 of Regulation S-B.

Exhibit No.	Document Description
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to a registration statement on Form SB-2 filed with the Commission on December 30, 2005)
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to a registration statement on Form SB-2 filed with the Commission on December 30, 2005)
14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2007	$25,000	Michael T. Studer CPA P.C.
2006	$5000	Moen and Company LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$0	Michael T. Studer CPA P.C.
2006	$0	Moen and Company LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$0	Michael T. Studer CPA P.C.
2006	$0	Moen and Company LLP

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0	Michael T. Studer CPA P.C.
2006	$0	Moen and Company LLP

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day October, 2007.

CHINA YOUTV CORP.
(Registrant)

BY:	/s/ James Wei
James Wei
President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ David W. Ze
David W. Ze
Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a member of the Board of Directors

BY:	/s/ Jie Wang
Jie Wang
A member of the Board of Directors