Form 10QSB
period 2007-11-13
CHINA YOUTV CORP.
filed 2007-11-15
CIK 1329136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2007, the Company had 28,660,000 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [ ] No [X]

PART I.

ITEM 1. - FINANCIAL STATEMENTS

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,280	$7,922
Prepaid expenses	129,698	157,954
Total Current Assets	131,978	165,876

Investment in joint venture	-	-
Total Assets	$131,978	$165,876

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$48,849	$36,795
Due to related party	80,120	62,120
Total current liabilities	128,969	98,915
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 24,160,000 and 24,160,000 shares, respectively	242	242
Additional paid-in capital	270,948	270,948
Deficit accumulated during
the development stage	(268,181)	(204,229)
Total stockholders' equity (deficiency)	3,009	66,961
Total Liabilities and Stockholders' Equity (Deficiency)	$131,978	$165,876

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Three months ended September 30,		Cumulative during the development stage (May 18, 2005 to September 30, 2007)
	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses
General and administrative	63,952	6,360	260,709
Impairment of mineral claim acquisition costs and
mineral claim exploration and carrying costs	-	1,818	7,794
Total costs and expenses	63,952	8,178	268,503
Income (loss) from operations	(63,952)	(8,178)	(268,503)
Interest income	-	-	322
Net Loss	$(63,952)	$(8,178)	$(268,181)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	24,160,000	23,800,000

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to September 30, 2007
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued to two officers
and directors for cash on May 19, 2005
at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$10
Net loss	-	-	-	(14,936)	(14,936)

Balance, June 30, 2005	10,000,000	100	(90)	(14,936)	(14,926)
Common stock issued for cash
on September 29, 2005 at a price of
$0.0025 per share	13,800,000	138	34,362	-	34,500
Net loss for the year	-	-	-	(27,540)	(27,540)

Balance, June 30, 2006	23,800,000	238	34,272	(42,476)	(7,966)
Common stock contracted on March 10,
2007 to be issued for services to be rendered
from April 1, 2007 to September 30, 2008
(issued July 1, 2007)	250,000	3	187,497	-	187,500
Common stock issued on June 22, 2007 for
consulting services rendered	100,000	1	44,679	-	44,680
Common stock issued on June 22, 2007 for
legal services rendered	10,000	-	4,500	-	4,500
Net loss for the year ended June 30, 2007	-	-	-	(161,753)	(161,753)
Balance, June 30, 2007	24,160,000	242	270,948	(204,229)	66,961
Net loss for the three months ended September 30, 2007	-	-	-	(63,952)	(63,952)
(Unaudited)
Balance, September 30, 2007 (Unaudited)	24,160,000	242	270,948	(268,181)	3,009

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Three months ended September 30,		Cumulative during the development stage
	2007	2006	(May 18, 2005 to September 30, 2007)
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	(63,952)	$(8,178)	$(268,181)
Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating activities:
Impairment of mineral claim acquisition costs	-	-	6,033
Stock-based compensation	31,250	-	111,680
Changes in operating assets and liabilities
Prepaid expenses	(2,994)	-	(4,698)
Accounts payable and accrued liabilities	12,054	(1,682)	48,849
Net cash provided by (used for) operating activities	(23,642)	(9,860)	(106,317)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(6,033)
Net cash provided by (used for) investing activities	-	-	(6,033)
Cash Flows from Financing Activities
Loans from related party	18,000	18,000	80,120
Proceeds from sales of common stock	-	-	34,510
Net cash provided by (used for) financing activities	18,000	18,000	114,630
Increase (decrease) in cash	(5,642)	8,140	2,280

Cash, beginning of period	7,922	17,523	-

Cash, end of period	2,280	$25,663	$2,280

Supplemental disclosures of cash flow information:
Interest paid	-	$-	$-
Income taxes paid	-	$-	$-

See notes to financial statements.

CHINA YOUTV CORP. (formerly ADMAX RESOURCES INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 1             Interim Financial Statements

The unaudited financial statements as of September 30, 2007 and for the three months ended September 30, 2007 and 2006, and for the period May 18, 2005 (inception) to September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended September 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008.  The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2007 as included in our report on Form 10-KSB.

Note 2             Organization and Business Operations

 China YouTV Corp. (the “Company”) was incorporated in the State of Nevada on May 18, 2005 under the name Admax Resources, Inc., which name was changed in March 2007. From May 18, 2005 to March 15, 2007, the Company’s business operations were limited to the acquisition of a mineral claim in British Columbia, Canada and the performance of limited exploration work. On March 16, 2007, the Company entered into a Joint Venture Agreement with Beijing Hua Ju Net Media Technology Co. Ltd. (“Hua Ju”) for a term of 20 years to be organized in Beijing, China. The purpose of the Joint Venture is to conduct a video sharing web site and other related internet interactive media businesses in China. See Note 3.

On January 29, 2007 the Company effectuated a 10 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

Note 3	Prepaid Expenses

          Prepaid expenses consist of:

	September 30,	June 30,
	2007	2007
	(Unaudited)
Stock consideration issued to consultants
under Consultancy Services Agreement	$ 187,500	$ 187,500
Accumulated amortization	(62,500)	(31,250)

Unamortized balance	125,000	156,250
Other	4,698	1,704

Total	$ 129,698	$ 157,954

 On March 10, 2007, the Company executed a Consultancy Services Agreement with three consultants. Under this agreement, the consultants are to perform certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing April 1, 2007. The total consideration to be paid the consultants was 250,000 free trading shares of Company common stock (which was issued and delivered on July 1, 2007). The Company recorded the $187,500 estimated fair value of the 250,000 shares at March 10, 2007 as a prepaid expense and is amortizing the $187,500 over the 18 month term of the agreement. For the three months ended September 30, 2007, $31,250 of the $187,500 is included in general and administrative expenses in the statement of operations and $125,000 of the $187,500 is included in prepaid expenses in the balance sheet at September 30, 2007.

Note 4	Joint Venture with Beijing Hua Ju Net Media Technology Co. Ltd. (“Hua Ju”)

Under the Joint Venture Agreement, the Company is to contribute 510,000 China Yuan Renminbi (“RMB”) ($67,677 translated at the September 30, 2007 exchange rate) to the Joint Venture, is to own 51% of the joint venture company, is to appoint a majority of the seats on the board of directors, is to provide the required working capital for the Joint Venture, and is to be in charge of the Joint Venture’s accounting management. Hua Ju is to contribute 490,000 RMB ($65,023 translated at the September 30, 2007 exchange rate) to the Joint Venture, is to own 49% of the joint venture company, is to appoint a minority of the seats on the board of directors, is to contribute its website (www.cnboo.com) and customer contracts to the Joint Venture, and is to be in charge of the Joint Venture’s daily operations for at least three years.

Also under the Joint Venture Agreement, the Company has agreed to issue 20,000,000 newly issued shares of its common stock to Hua Ju or its designee as additional consideration for entering into the agreement, in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S promulgated pursuant to the Act.

At November 14, 2007, the Joint Venture has not yet been approved by the People’s Republic of China (“PRC”) authorities. Accordingly, no fundings or operations have commenced yet.

The president of the Company is also the president of Hua Ju.

Note 5	Due to Related Party

The due to related party liability is due the Company’s chief executive officer, does not bear interest, and is due on demand.

Note 6             Stockholders’ Equity

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

On Oct.4, 2007, the Company issued a total of 4,500,000 shares to five consultants pursuant to a Consultancy Services Agreement dated Oct.1, 2007. See Note 9

The Company has not issued any stock options or other convertible securities.

Note 7	Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At September 30, 2007, deferred tax assets consist of:

Net operating loss carryforward	$91,182
Less valuation allowance	(91,182)
Net	$

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $91,182 attributable to the future utilization of the $268,181 net operating loss carryforward as of September 30, 2007 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2007.  The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027 and 2028 in the amounts of $14,936, $27,540, $161,753 and $63,952 respectively.
Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 8	Commitments and Contingencies

On March 22, 2007, the British Columbia Securities Commission (the “Commission”) sent the Company an Order for Production of certain documents and records. In August and September 2007, the Commission issued three Halt Trade Orders to the Company because the Commission claimed it became aware of unsolicited electronic mail (spam) promoting the Company’s securities.
The Company has responded to all inquires of the Commission and has advised the Commission that they were not involved in any way in the creation or dissemination of the spam, nor do they have any information as to its origin.

Note 9	Subsequent Events

On October 1, 2007, the Company executed a Consultancy Services Agreement with five consultants. Under this agreement, the consultants are to perform certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing October 1, 2007. The total consideration to be paid the consultants was 4,500,000 free trading shares of Company common stock (which was issued and delivered on October 4, 2007). The Company will record the $315,000 estimated fair value of the 4,500,000 shares at October 1, 2007 as a prepaid expense and will amortize the $315,000 over the 18 month term of the agreement.

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

Plan of Operation

We are a start-up, development stage company and have not yet generated or realized any revenues from our business activities. We were incorporated in the State of Nevada on May 18, 2005.  Initially, we acquired the right to conduct exploration activities on one property, but we did not own the property.  The property consists of one mineral claim containing 622 acres located in the Similkameen region of British Columbia, Canada.  We had intended to explore for gold on the property.  We haven't found any commercially viable mineral deposit, or a reserve, yet. We do not plan to have further exploration on this property.

On March 16, 2007, we signed a Definitive Agreement with HuaJu NetMedia to set up a Joint Venture in China and set foot in the Chinese Internet video sharing field. The formation of the Joint Venture is in process. According to the Agreement, we own 51% of the joint venture company and will provide the required working capital for the Joint Venture. HuaJu will be in charge of the daily operation of the Joint Venture. HuaJu has agreed to conduct its video sharing business only through the Joint Venture, and has agreed to contribute its web site, www.CnBoo.com and customer contracts to the Joint Venture.

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

Liquidity and Capital Resources

The Company had cash capital of $2,280 at September 30, 2007. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

As of  September 30, 2007, it had $131,978 in current assets, consisting of $2,280 cash and $129,698 prepaid expenses, and current liabilities of $ 128,969, consisting of $48,849 accounts payable and accrued expenses and $80,120 due to related party.

As of  September 30, 2007, our total assets were $131,978 and our total liabilities were $128,969.

We have no long-term debt as of September 30, 2007.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day November, 2007.

CHINA YOUTV CORP.
(Registrant)

BY:	/s/ James Wei
James Wei
President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Jie Wang
Jie Wang
Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a member of the Board of Directors