Form 10QSB
period 2007-12-31
CHINA YOUTV CORP.
filed 2008-02-19
CIK 1329136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of  Feb 19, 2008, the Company had 28,660,000 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [ ] No [X]

PART I.

ITEM 1. - FINANCIAL STATEMENTS

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
		(Restated)
ASSETS
Current Assets
Cash	$31,558	$7,922
Prepaid expenses	5,922	1,704
Total Current Assets	37,480	9,626

Other assets	-	-
Total Assets	$37,480	$9,626

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$43,711	$36,795
Due to related party	145,084	62,120
Total current liabilities	188,795	98,915
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 1,000,000,000 shares,
Issued and outstanding: 28,660,000 and 24,160,000 shares, respectively	287	242
Additional paid-in capital	585,903	270,948
Deferred stock-based compensation	(356,250)	(156,250)
Deficit accumulated during
the development stage	(381,255)	(204,229)
Total stockholders' equity (deficiency)	(151,315)	(89,289)
Total Liabilities and Stockholders' Equity (Deficiency)	$37,480	$9,626

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,		Cumulative during the development stage (May 18, 2005 to
	2007	2006	2007	2006	December 31,2007)

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	113,074	7,225	177,026	13,585	373,783
Impairment of mineral claim acquisition costs and
mineral claim exploration and carrying cost	-	1,761	-	3,579	7,794
Total costs and expenses	113,074	8,986	177,026	17,164	381,577
Income (loss) from operations	(113,074)	(8,986)	(177,026)	(17,164)	(381,577)
Interest income	-	-	-	-	322
Net Loss	$(113,074)	$(8,986)	$(177,026)	$(17,164)	$(381,255)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	28,513,261	23,800,000	26,336,630	23,800,000

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to December 31, 2007
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deferred Stock-Based Compensation	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued to two officers
and directors for cash on May 19, 2005
at a price of $0.000001 per share	10,000,000	$100	$(90)	$-	$-	$10
Net loss	-	-	-	-	(14,936)	(14,936)

Balance, June 30, 2005	10,000,000	100	(90)	-	(14,936)	(14,926)
Common stock issued for cash
on September 29, 2005 at a price of
$0.0025 per share	13,800,000	138	34,362	-	-	34,500
Net loss for the year	-	-	-	-	(27,540)	(27,540)

Balance, June 30, 2006	23,800,000	238	34,272	-	(42,476)	(7,966)
Common stock contracted on March 10,
2007 to be issued for services to be rendered
from April 1, 2007 to September 30, 2008
(issued July 1, 2007)	250,000	3	187,497	(187,500)	-	-
Common stock issued on June 22, 2007 for
consulting services rendered	100,000	1	44,679	-	-	44,680
Common stock issued on June 22, 2007 for
legal services rendered	10,000	-	4,500	-	-	4,500
Amortization of stock-based compensation	-	-	-	31,250	-	31,250
Net loss for the year ended June 30, 2007	-	-	-	-	(161,753)	(161,753)
Balance, June 30, 2007 (Restated)	24,160,000	242	270,948	(156,250)	(204,229)	(89,289)
Unaudited:
Amortization of stock-based compensation	-	-	-	31,250	-	31,250
Net loss	-	-	-	-	(63,952)	(63,952)
Balance, September 30, 2007 (Restated)	24,160,000	242	270,948	(125,000)	(268,181)	(121,991)
Common stock issued on October 1, 2007 for
services to be rendered from October 1,
2007 to March 31, 2009	4,500,000	45	314,955	(315,000)	-	-
Amortization of stock-based compensation	-	-	-	83,750	-	83,750
Net loss	-	-	-	-	(113,074)	(113,074)
Balance, December 31, 2007	28,660,000	$287	$585,903	$(356,250)	$(381,255)	$(151,315)

See notes to financial statements.

China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months ended December 31,		Cumulative during the development stage (May 18, 2005 to December 31, 2007)
	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$(177,026)	$(17,164)	$(381,255)
Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating activities:
Impairment of mineral claim acquisition costs	-	-	6,033
Stock-based compensation	115,000	-	195,430
Changes in operating assets and liabilities
Prepaid expenses	(4,218)	-	(5,922)
Accounts payable and accrued liabilities	6,916	(182)	43,711
Net cash provided by (used for) operating activities	(59,328)	(17,346)	(142,003)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(6,033)
Net cash provided by (used for) investing activities	-	-	(6,033)
Cash Flows from Financing Activities
Loans from related party	82,964	18,000	145,084
Proceeds from sales of common stock	-	-	34,510
Net cash provided by (used for) financing activities	82,964	18,000	179,594
Increase (decrease) in cash	23,636	654	31,558

Cash, beginning of period	7,922	17,523	-

Cash, end of period	$31,558	$18,177	$31,558

Supplemental disclosures of cash flow information:
Interest paid	$38	$-	$38
Income taxes paid	$-	$-	$-

See notes to financial statements.

CHINA YOUTV CORP. (formerly ADMAX RESOURCES INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

Note 1 - Interim Financial Statements

The unaudited financial statements as of December 31, 2007 and for the three and six months ended December 31, 2007 and 2006 and for the period May 18, 2005 (inception) to December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2007 and the results of operations and cash flows for the periods ended December 31, 2007 and 2006.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six months ended December 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008.  The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

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

Note 2 - Organization and Business Operations

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

Note 3 - Joint Venture with Beijing Hua Ju Net Media Technology Co. Ltd. (“Hua Ju”)

Under the Joint Venture Agreement, the Company is to contribute RMB510,000 ($69,819) to the Joint Venture, is to own 51% of the joint venture company, is to appoint a majority of the seats on the board of directors, is to provide the required working capital for the Joint Venture, and is to be in charge of the Joint Venture’s accounting management. Hua Ju is to contribute RMB490,000 ($67,766) to the Joint Venture, is to own 49% of the joint venture company, is to appoint a minority of the seats on the board of directors, is to contribute its website (www.cnboo.com) and customer contracts to the Joint Venture, and is to be in charge of the Joint Venture’s daily operations for at least three years.

Also under the Joint Venture Agreement, the Company has agreed to issue 20,000,000 newly issued shares of its common stock to Hua Ju or its designee as additional consideration for entering into the agreement, in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S promulgated pursuant to the Act.

On February 18, 2008, the Joint Venture license was approved by the regulatory authorities of the People’s Republic of China (“PRC”).

The President of the Company is also the President of Hua Ju.

Note 4 - Due to Related Party

The due to related party liability is due the Company’s Chief Executive Officer, does not bear interest, and is due on demand.

Note 5 - Stockholders’ Equity

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

On June 22, 2007, the Company issued 100,000 shares of common stock as compensation for services provided by a consultant (valued at $44,680) and 10,000 shares of common stock for legal services rendered (valued at $4,500).

On July 1, 2007, the Company issued a total of 250,000 shares of common stock to three consultants pursuant to a Consultancy Services Agreement dated March 10, 2007. Under this agreement, the consultants are to perform certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing April 1, 2007. The total consideration to be paid the consultants was 250,000 free trading shares of Company common stock (which was issued and delivered on July 1, 2007). The Company is amortizing the $187,500 estimated fair value of the 250,000 shares at March 10, 2007 ratably over the 18 month term of the agreement.

On October 1, 2007, the Company issued a total of 4,500,000 shares of common stock to five consultants pursuant to a Consultancy Services Agreement dated October 1, 2007. Under this agreement, the consultants are to perform certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing October 1, 2007. The total consideration to be paid the consultants was 4,500,000 free trading shares of Company common stock (which was issued and delivered on October 1, 2007). The Company is amortizing the $315,000 estimated fair value of the 4,500,000 shares at October 1, 2007 ratably over the 18 month term of the agreement.

The Company has not issued any stock options or other convertible securities.

Note 6 - Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At December 31, 2007, deferred tax assets consist of:

Net operating loss carryforward	$82,252
Less valuation allowance	(82,252)
Net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $82,252 attributable to the future utilization of the $235,005 net operating loss carryforward as of December 31, 2007 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007.  The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027 and 2028 in the amounts of $14,936, $27,540, $130,503 and $62,026, respectively

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

	Six months ended December 31,

	2007	2006
Expected tax at 35%	$(61,959)	$(6,007)
Nondeductible stock-based
compensation	40,250	–
Change in valuation allowance	21,709	6,007
Actual provision for income taxes	$–	$–

Note 7 - Commitments and Contingencies

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

Note 8 – Restatement of Previously Issued Financial Statements

The Company has restated its balance sheet at June 30, 2007 (which was previously included in a Form 10-KSB filed with the SEC on October 15, 2007) and September 30, 2007 (which was previously included in a Form 10-QSB filed with the SEC on November 15, 2007). The purpose of the restatement is to correct an error relating to the previous accounting of the issuance of 250,000 shares of common stock to three consultants pursuant to a Consultancy Services Agreement dated March 10, 2007. The Company originally recorded the $187,500 estimated fair value of the 250,000 shares as a prepaid expense and amortized the $187,500 over the 18 month term of the agreement. The restatement adjustment decreases prepaid expenses and stockholders’ equity by reflecting the unamortized portion of the $187,500 ($156,250 at June 30, 2007, $125,000 at September 30, 2007) as a contra-equity account called “deferred stock-based compensation” rather than as a prepaid expense asset. The restatement adjustment had no effect on the reported net losses.

The effect of the restatement adjustment on the balance sheet at June 30, 2007 follows:

	As Previously Reported	Restatement Adjustment	As Retated
Cash	$7,922	$–	$7,922
Prepaid expenses	157,954	(156,250)	1,704
Total current assets and total assets	$165,876	$(156,250)	$9,626
Total current liabilities and total liabilities	$98,915	$–	$98,915
Common stock	242	–	242
Additional paid-in capital	270,948	–	270,948
Deffered stock-based compensation	–	(156,250)	(156,250)
Deficit accumulated during the development stage	(204,229)	–	(204,229)
Total stockholders' equity (deficiency)	66,961	(156,250)	(89,289)
Total liabilities and stockholders' equity (deficiency)	$165,876	$(156,250)	$9,626

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We must raise cash from sources other than revenue from the Joint Venture operations.  Our only other source for cash at this time is investment by related parties and others.  The cash we raise may allow us to stay in business for at least one year. If able to attract sufficient capital, our success or failure will be determined by whether the Joint Ventures will be able to coordinate their activities and work together to provide integrated services to our customers.

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

The CnBoo web site is similar to YouTube (www.YouTube.com), the No. 1 online video site in operation. Within less than 2 years, CnBoo already has over 1.2 million members and over 2 million pieces of original digital video (DV) shorts.

In order to increase membership and brand name awareness as well as moving the company towards sustained profitability, we have worked both on-line and off-line.

On-line: HuaJu has signed a series of agreements to enhance its on-line contents for raising brand awareness and membership.

HuaJu has launched a video site of CCTV’s TV program “Exploring High and Low” and value-added travel services with ManGocity.com to satisfy different needs of travel enthusiasts. HuaJu also engages in online resource exchange with Beijing TaiDe Interactive Technology Co. Ltd to provide video sharing contents and an agreement with Youyi Chunqiu Network Technology Ltd. Co to promote online game “Pick” on CnBoo. A Music Channel has also been added to showcase the talents of  Chinese artists.

CYTV has enterted into a number of revenue-based agreements including a contract signed with 21 Century Network Co. intended to share the revenue generated from “Special DV Shorts” channel on Vnet; an agreement with TianWeiYuanChuang Co. to share the revenue generated from online advertising; and a long-term collaboration with Shanghai Vekee Advertising Co, Ltd. to distribute advertisements on CnBoo.

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

As of October 2007, the Company had shown increasing popularity as its CnBoo web sites have been ranked No.1 on Microsoft Live, No.1 on Google China, No.7 on BaiDu, No.11 on Yahoo China and No.12 on Google China when searching for keywords: “on-line video”, and “on-line video sharing web sites” recently. The Company has also launched its new version for enhanced functionality.

The Company has changed its name to China YouTV this year to reflect its new business operations: the fast growing video sharing web site market in China.

Liquidity and Capital Resources

The Company had cash capital of $31,558 at December 31, 2007. The Company has no other capital resources other than the ability to use its common stock achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

        As of  December 31, 2007, it had $37,480 in current assets, consisting of $31,558 cash and $5,922 prepaid expenses, and current liabilities of $188,795, consisting of $43,711 accounts payable and accrued expenses and $145,084 due to related party.

                 As of  December 31, 2007, our total assets were $37,480 and our total liabilities were $188,795.

                 We have no long-term debt as of December 31, 2007.

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

               PART II. OTHER INFORMATION

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Form 8-K filed with the Commission on October 25, 2007 relating to Item 5.02 “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers”.

(b)	The following exhibits are included herein:

Exhibits	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized   on this 19th day of 2008.

CHINA YOUTV CORP.
(Registrant)

BY:	/s/ James Wei
James Wei
President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Jie Wang
Jie Wang
Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a member of the Board of Directors