Form 10QSB
period 2008-05-14
CHINA YOUTV CORP.
filed 2008-05-15
CIK 1329136

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 333-130767

CHINA YOUTV CORP.

(Formerly Admax Resources, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	N/A

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10F, Section A, Building 1, Genertec International Center,
    Chaoyang District, Beijing, China 100022

(Address of principal executive offices, including zip code.)

86.10.5921.2200

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 2008, the Company had 30,060,000 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [ ] No [X]

PART I.

ITEM 1. - FINANCIAL STATEMENTS

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Balance Sheets
March 31, 2008 and June 30, 2007

	March 31,	June 30,
(Expressed in U.S. Dollars)	2008	2007
	(Unaudited)	(Audited)
ASSETS		(Restated)
Current assets
Cash	$16,010	$7,922
Prepaid expenses (Note 3)	11,074	1,704
Total current assets	27,084	9,626

Other assets	-	-

Total assets	$27,084	$9,626

LIABILITIES
Current
Accounts payable and accrued liabilities	$51,368	$36,795
Due to related party (Note 5)	150,084	62,120

Total liabilities	201,452	98,915

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 30,060,000 and 24,160,000 shares, respectively	301	242
Additional paid-in capital	681,089	270,948
Deferred stock-based compensation	(335,967)	(156,250)
Accumulated deficit during the development stage	(519,791)	(204,229)

Total stockholders' equity (deficiency)	(174,368)	(89,289)

Total liabilities and stockholders' equity (deficiency)	$27,084	$9,626

(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Operations
For the three months and nine months ended March 31, 2008 and 2007 and for the period from May 18, 2005 (Inception) to March 31, 2008
(Unaudited)
					Cumulative
					during the
					development
	Three months		Nine months		stage (May 18,
	ended March 31,		ended March 31,		2005 to
(Expressed in U.S. Dollars)	2008	2007	2008	2007	March 31, 2008)

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	138,536	11,505	315,562	25,090	512,319
Impairment of mineral claim acquisition costs and
mineral claim exploration and carrying costs	-	-	-	3,579	7,794
	138,536	11,505	315,562	28,669	520,113

Operating loss	(138,536)	(11,505)	(315,562)	(28,669)	(520,113)

Other income
Interest income	-	-	-	-	322

Net loss	$(138,536)	$(11,505)	$(315,562)	$(28,669)	$(519,791)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Number of common shares used to
compute loss per share
Basic and diluted	29,090,769	23,800,000	27,297,091	23,800,000

(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to March 31, 2008
(Unaudited)

					Deficit
					Accumulated	Total
	Common Stock, $0.00001			Deferred	During the	Stockholders'
	Par Value		Additional	Stock-Based	Development	Equity
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Compensation	Stage	(Deficiency)

Common stock issued to two officers
and directors for cash on May 19, 2005
at a price of $0.000001 per share	10,000,000	$ 100	$ (90)	$ -	$ -	$ 10

Net loss for the period ended June 30, 2005	-	-	-	-	(14,936)	(14,936)

Balance, June 30, 2005	10,000,000	100	(90)	-	(14,936)	(14,926)

Common stock issued for cash
on September 29, 2005 at a price of
$0.0025 per share	13,800,000	138	34,362	-	-	34,500

Net loss for the year ended June 30, 2006	-	-	-	-	(27,540)	(27,540)

Balance, June 30, 2006	23,800,000	238	34,272	-	(42,476)	(7,966)

Common stock contracted on March 10,
2007 to be issued for services to be rendered
from April 1, 2007 to September 30, 2008
(issued on July 1, 2007)	250,000	3	187,497	(187,500)	-	-

Common stock issued on June 22, 2007 for
consulting services rendered	100,000	1	44,679	-	-	44,680

Common stock issued on June 22, 2007 for
legal services rendered	10,000	-	4,500	-	-	4,500

Amortization of stock-based compensation	-	-	-	31,250	-	31,250

Net loss for the year ended June 30, 2007	-	-	-		(161,753)	(161,753)

Balance, June 30, 2007 (Restated)	24,160,000	242	270,948	(156,250)	(204,229)	(89,289)

Common stock issued on October 1, 2007 for
services to be rendered from October 1, 2007
to March 31, 2009	4,500,000	45	314,955	(315,000)	-	-

Common stock issued on March 4, 2008 for
investor relations services to be rendered
from March 1, 2008 to May 31, 2008	1,400,000	14	95,186	(95,200)	-	-

Amortization of stock-based compensation	-	-	-	230,483	-	230,483

Net loss for the nine months ended
March 31, 2008	-	-	-	-	(315,562)	(315,562)

Balance, March 31, 2008	30,060,000	$ 301	$ 681,089	$ (335,967)	$ (519,791)	$ (174,368)

(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the nine months ended March 31, 2008 and 2007 and for the period from May 18 (Inception) to March 31, 2008
(Unaudited)
			Cumulative
			during the
			development
	Nine months		stage (May 18,
	ended March 31,		2005 to
(Expressed in U.S. Dollars)	2008	2007	March 31, 2008)

Cash flows from (used in) operating activities
Net loss for the period	$(315,562)	$(28,669)	$(519,791)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment of mineral property costs and deferred exploration costs	-	-	6,033
Stock-based compensation	230,483	-	310,913
Changes in operating assets and liabilities:
Prepaid expenses	(9,370)	-	(11,074)
Accounts payable and accrued liabilities	14,573	2,297	51,368
Net cash used for operating activities	(79,876)	(26,372)	(162,551)

Cash flows from (used in) investing activities
Mineral claim acquisition costs incurred	-	-	(6,033)
Cash flows from (used in) investing activities	-	-	(6,033)

Cash flows from (used in) financing activities
Loans from related party	87,964	18,000	150,084
Proceeds from sales of common stock	-	-	34,510
Net cash provided by financing activities	87,964	18,000	184,594

Increase (Decrease) in cash	8,088	(8,372)	16,010

Cash, beginning of period	7,922	17,523	-
Cash, end of period	$16,010	$9,151	$16,010

Supplemental disclosure of cash flow information:
Interest paid	$38	$-	$38
Income tax paid	$-	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

CHINA YOUTV CORP. (formerly ADMAX RESOURCES INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Note 1 - Interim Financial Statements

The unaudited financial statements as of March 31, 2008 and for the three and nine months ended March 31, 2008 and 2007 and for the period May 18, 2005 (inception) to March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008.  The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

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

Note 3 - Joint Venture with Beijing Hua Ju Net Media Technology Co. Ltd. (“Hua Ju”)

Under the Joint Venture Agreement, the Company is to contribute RMB510,000 ($72,728) to the Joint Venture, is to own 51% of the joint venture company, is to appoint a majority of the seats on the board of directors, is to provide the required working capital for the Joint Venture, and is to be in charge of the Joint Venture’s accounting management. Hua Ju is to contribute RMB490,000 ($69,876) to the Joint Venture, is to own 49% of the joint venture company, is to appoint a minority of the seats on the board of directors, is to contribute its website (www.cnboo.com) and customer contracts to the Joint Venture, and is to be in charge of the Joint Venture’s daily operations for at least three years.

Also under the Joint Venture Agreement, the Company has agreed to issue 20,000,000 newly issued shares of its common stock to Hua Ju or its designee as additional consideration for entering into the agreement, in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Regulation S promulgated pursuant to the Act.

On February 18, 2008, the Joint Venture license was approved by the regulatory authorities of the People’s Republic of China (“PRC”). However, the required funding has not yet occurred and operations have not yet been transferred from Hua Ju to the Joint Venture. Upon satisfaction of these remaining conditions precedent to closing (which is expected to occur in June 2008), the 20,000,000 shares of Company common stock will be delivered to Hua Ju’s designee and the Company will expense the fair value of these incentive shares.

The President of the Company is also the President of Hua Ju.

Note 4 - Due to Related Party

The due to related party liability is due the Company’s former president and current significant stockholder, does not bear interest, and is due on demand.

Note 5 - Stockholders' Equity

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

On March 4, 2008, the Company issued 1,400,000 restricted shares of common stock as partial compensation for certain specified investor relations services for a period of 3 months commencing March 1, 2008. The Company is amortizing the $95,200 estimated fair value of the 1,400,000 restricted shares at March 4, 2008 ratably over the 3 month period.

The Company has not issued any stock options or other convertible securities.

Note 6 – Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At March 31, 2008, deferred tax assets consist of:

Net operating loss carryforward	$101,427
Less valuation allowance	$(101,427)
Net	-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $101,427 attributable to the future utilization of the $289,791 net operating loss carryforward as of March 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027 and 2028 in the amounts of $14,936, $27,540, $130,503 and $116,812, respectively.

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

	Nine months ended
	March 31,
	2008	2007
Expected tax at 35%	$(110,447)	$(10,034)
Nondeductible stock-based
compensation	69,563
Change in valuation allowance	40,884	10,034
Actual provision for income taxes	$-	$-

Note 7 - Commitments and Contingencies

On March 22, 2007, the British Columbia Securities Commission (the "Commission") sent the Company an Order for Production of certain documents and records. In August and September 2007, the Commission issued three Halt Trade Orders to the Company because the Commission claimed it became aware of unsolicited electronic mail (spam) promoting the Company's securities. The Company has responded to all inquires of the Commission and has advised the Commission that they were not involved in any way in the creation or dissemination of the spam, nor do they have any information as to its origin.

On May 9, 2008, the Company received a Writ of Summons from Mark B Aronson seeking damages for 4 unsolicited emails in an amount of $1500.00 per email for total of US$6,000. The Company is seeking legal advise to defend itself.

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

The effect of the restatement adjustment on the balance sheet at June 30, 2007 follows:

	As previously	Restatement	As
	reported	adjustment	restated

Cash	$ 7,922	$ -	$ 7,922
Prepaid expenses	157,954	(156,250)	1,704
Total current assets and total assets	165,876	(156,250)	9,626

Total current liabilities and total liabilities	98,915	-	98,915

Common stock	242		242
Additional paid-in capital	270,948		270,948
Deferred stock-based compensation	-	(156,250)	(156,250)
Deferred accumulated during the development stage	(204,229)	-	(204,229)
	66,961	(156,250)	(89,289)

Total liabilities and stockholders equity (deficiency)	$ 165,876	$ (156,250)	$ 9,626

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

Plan of Operation

We are a start-up, development stage company and have not yet generated or realized any substantial revenues from our business activities. We were incorporated in the State of Nevada on May 18, 2005.  Initially, we acquired the right to conduct exploration activities on one property, but we did not own the property.  The property consists of one mineral claim containing 622 acres located in the Similkameen region of British Columbia, Canada.  We had intended to explore for gold on the property.  We haven't found any commercially viable mineral deposit, or a reserve, yet. We do not plan to have further exploration on this property.

On March 16, 2007, we signed a Definitive Agreement with HuaJu NetMedia to set up a Joint Venture in China and set foot in the Chinese Internet video sharing field. The formation of the Joint Venture is in process. According to the Agreement, we own 51% of the Joint Venture company and will provide the required working capital for the Joint Venture. HuaJu will be in charge of the daily operation of the Joint Venture. HuaJu has agreed to conduct its video sharing business only through the Joint Venture, and has agreed to contribute its web site, www.CnBoo.com and customer contracts to the Joint Venture. On February 18, 2008, the Joint Venture license was approved by the regulatory authorities of the People’s Republic of China (“PRC”).  However, the results of operations of the Joint Venture are not consolidated on our books, since certain financial conditions of the Joint Venture Agreement have not been met and the assets of Hua Ju have not been transferred to the Joint Venture.

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

On-line:

1. HuaJu has signed a series of agreements to enhance its on-line content for raising brand awareness and membership.

Travel
-	Launched a video site of CCTV’s TV program “Exploring High and Low”.
-	Launched value-added travel services together with ManGocity.com.

Entertainment & Events
-	Sulake Corporation Ltd. (HABBO) to host “HABBO Original DV Shorts Contest” on CnBoo;
-	VVSky Broadband Media Group to acquire short video programs to feature on CnBoo;

-	Beijing TaiDe Interactive Technology Co. Ltd. to cooperate on video sharing contents;
	Beijing SiHaiDongXing Culture and Media Ltd. to develop online videos for high-speed internet users;

-	Youyi Chunqiu Network Technology Ltd. Co. to promote online game “Pick” on CnBoo;
-	Asia Media Group to promote “Creative Tube”-Global Awards of Chinese New Media Creative Tube Contest on CnBoo;

-	Hangzhou Julian Technology Co., Ltd. to jointly host a Video Creativity Competition on CnBoo.
-	Beijing Zhide Diankang E-Business Co. Ltd. (Zhide) to exchange online video resources.

Music
-	Beijing Melting Point Ark Cultural Development Co., Ltd to promote its published albums.
-	Music Nation Records Company Ltd. to use its audio and video files on CnBoo;

-	Shanghai Yue Sheng Information Technology Co., Ltd. to launch an exclusive music shopping channel on CnBoo;
-	Beijing Da Sheng Chang Xiang Culture Broadcasting Co., Ltd. to promote an album of Chinese pop star Zhang Bo Hong on CnBoo;

-	Beijing Baiyi Xingtu Culture Co., Ltd and Beijing Bermu Culture Development Co., Ltd to launch online streaming service on CnBoo;
-	Beijing Tianyu Brothers Information Technology Co., Ltd. to enhance the online content of CnBoo’s new music channel;

-	Beijing Feixingzhe Records Co., Ltd and Beijing Dasheng Xianzhi Culture Co., Ltd to legally broadcast new songs on CnBoo’s Music Channel;

Comedy
	Beijing Megadia Company to host Humor channel on CnBoo;

Advertising
-	Unlimited Chance Technology Development Co., Ltd. to share and exchange advertising resources;
	Shen Zhou Yipin Advertising Co., Ltd. to promote CnBoo on trains.

-	Cai Hua Media AD Ltd. to explore innovative financing opportunities.

The Company has signed several revenue-based contracts to move towards sustained profitability.

-	21Century Network Co.: signed a cooperation and revenue sharing agreement for “Special DV Shorts” channel on Vnet;
-	TianWeiYuanChang Co.: HuaJu is entitled to 70% of the profit from online advertisements with TianWei content;

-
Beijing Jiahe Interactive Network Technology Co., Ltd.: Both parties work together to launch a new category “Video House” on CnBoo. HuaJu will be entitled to 40% of revenue generated from the advertisements;

-	Shanghai Vekee Advertising Co. Ltd.: signed a long-term revenue based contract to distribute advertisements on CnBoo;

Off-line:

HuaJu has signed several agreements to promote its 3G space cards as well as to increase the brand name awareness

1.        Cooperation with Gome: The Company signed a contract with Gome to use its publicizing platform to promote CnBoo and 3G digital space cards, meanwhile the Original DV contest will be hosted in Gome’s selected stores during major Chinese holiday.

2. Cooperation with Z-CARD UK: The Company has been officially appointed as the first agent for Z-CARD’s advertisements of major consumer sectors in Greater China.

3.        Cooperation with APEPCY (AIDS Prevention Education Project for Chinese Youth): The Company was exclusively authorized by APEPCY to negotiate with media operators using LED displays with respect to the cooperation issues concerned. If the Company successfully locates media operators, all LED displays will have CnBoo’s logo on them.

Recent Ranking:

As of October 2007, the Company has shown increasing popularity as its CnBoo web sites have been ranked No.1 on Microsoft Live, No.1 on Google China, No.7 on BaiDu, No.11 on Yahoo China and No.12 on Google China when searching for keywords: “on-line video”, and “on-line video sharing web sites” recently. The Company has also launched its new version for enhanced functionality.

The Company has changed its name to China YouTV in 2007 to reflect its new business operations: the fast growing video sharing web site market in China.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2008 AND THE QUARTER ENDED MARCH 31, 2007

The information presented here should be read in conjunction with the Company's consolidated financial statements and related notes. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors which affect its business, included in this section and elsewhere in this report, as well as the discussions under the heading "Risk Factors."

Revenue. The Company has not generated any revenue since inception. On February 18, 2008, the Joint Venture between the Company and HuaJu got its license approved by the regulatory authorities of the People's Republic of China ("PRC"). However, the required registered capital has not yet been contributed  and operations have not yet been transferred from Hua Ju to the Joint Venture. Therefore, the Company hasn't consolidated Joint Venture's financials on its books.

Cost. The Company has incurred $138,536 in total expenses during the three months ended March 31, 2008, compared to the total expenses of $11,505 for the same period ended March 31, 2007. The change is caused by increased general and administrative expenses, especially by a stock-based compensation in an amount of $230,483.

Net Income: The Company has incurred a loss of $138,536 and $11,505 for the quarter ended March 31, 2008 and March 31, 2007 respectively. The increase of the loss is mainly caused by the increased general and administrative expenses.

Net Loss per share. The Net Loss per share for the period ended March 31, 2008 is ($0.00). Loss per share for the period ended March 31, 2007 is ($0.00).

Liquidity and Capital Resources

The Company has $16,010 in cash as of March 31, 2008. It has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

As of March 31, 2008, it had $27,084 in current assets, consisting of $16,010 cash and $11,074 prepaid expenses. Current liabilities are $201,452, consisting of $51,368 accounts payable and accrued expenses and $150,084 due to related party.

As of March 31, 2008, our total assets were $27,084 and our total liabilities were $201,452.

We have no long-term debt as of March 31, 2008.

Item 3(A). Controls and Procedures.

Evaluation of Controls.  As of the end of the period covered by this report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer and Chief Financial Officer   In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certification.  Attached to this annual report are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO’s and CFO’s evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions.  Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

Item 4(A) Internal Controls Over Financial Reporting

(a) The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008.

(b) This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

On May 9, 2008, the Company received a Writ of Summons from Mark B Aronson seeking damages for 4 unsolicited emails in an amount of $1500.00 per email for total of US$6,000. The Company is seeking legal advise to defend itself.

Item 2.    Changes in Securities.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1 Articles of Incorporation are hereby incorporated by reference from our registration statement on Form SB-2 filed with the Commission on December 20, 2005.

3.2 By-Laws are hereby incorporated by reference from our registration statement on Form SB-2 filed with the Commission on December 20, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of James Wei, President and Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Jie Wang, Principal Financial Officer, Principal Accounting Officer and Treasurer.
32.1	Section 1350 Certifications of James Wei.
32.2	Section 1350 Certifications of Jie Wang.

(b) Reports on Form 8-K;

None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YOUTV CORP.

(Registrant)

May 15, 2008	/s/James Wei
James Wei
President (Principal Executive Officer)
May 15, 2008	/s/Jie Wang
Jie Wang
Chief Financial Officer (Principal Financial and Accounting Officer)