Form 10-K
period 2008-06-30
CHINA YOUTV CORP.
filed 2008-10-03
CIK 1329136

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-130767

CHINA YOUTV CORP.
(formerly ADMAX RESOURCES INC.)

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
YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES [X]   NO [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 26, 2008: $0.02. Aggregate market value: $589,200

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 29, 2008: 30,060,000

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

Office Location

The Company and its joint venture in China has an office at.10F, Section A, Building 1, Genertec International Center, Chaoyang District, Beijing, China 100022 for about 4500 square feet.

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

Site features include, among others:

l	Online Capture, users with a webcam and Flash software are able to instantly record video responses or normal videos onto the site rather than having to prerecord then upload the video;

l	Video and Album, users can elect to share their videos or album publicly or privately with friends and family upon upload;

l	Subscriptions allow users to keep track of their favorite users’ new videos

l
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

EMPLOYEES OF SUBSIDIARIES

The Company's Joint Venture Company has about 10 full time employees, and part time employees which varied in number from time to time.

COMPETITIVE CONDITIONS

n	Leading technology in video conversion, support mainstream video formats: WMV，RM，MOV，MPEG in converting to optimized format of FLV and improve the speed and quality of viewing.

n	Building the application of the mainstream RIA under WEB2.0 based on FLASH and AJAX.PHP technologies, featured in powerful functions, high interaction and user friendly experience.

n	Unique online video space/storage, release and upload systems as well as the disposal of network security, server layout and setting up the bigger and extensible platform for video interaction.

n	The application of WAP technology, development and application of 3G technology for mobile phones, realization of interaction between mobile phone and network, thus applying for users in interaction

n	Strategic partners from all over the country can bring potentially millions of members to CnBoo, based on our recent experience.

n
The leading network video core technology, 3G conversion technology as well as the core technologies of online and offline interacting systems enable all users to access video interaction on their PC, cell phone and TV terminals.

n
Video sharing, network album, travel through video, video networking, video information classification (Video Posts), 1.5 million ground magazines as well as the first Chinese online video magazine, travel satellite TV platform, integration of resources to build CnBoo’s unique profitability mode.

n
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

(a) Real Estate: None

(b) Equipment, library, and furniture at June 30, 2008: None.

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

In April 2008, a legal action was brought by a third party against the Company alleging violations of the Pennsylvania Unsolicited Telecommunication Advertisement Act. The action, which sought total damages of approximately $7,100, was dismissed prior to June 30, 2008.

In July 2008, the Company received a letter from the attorney of the investor relations firm which received 1,400,000 restricted shares of common stock that had been issued as partial compensation for certain specified investor relations services for a period of 3 months commencing March 1, 2008. The letter asserts that the Company is obligated to issue an additional 841,600 shares of common stock to the investor relations firm and failure to do so will result in legal action. The Company believes that it has meritorious defenses to any legal action brought.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD under the trading symbol “CYTV.OB”. The following table sets forth high and low bid prices of the common stock for the year ended June 30, 2008 as quoted by the NASD over-the-counter-bulletin board as follows:

2008	Bid (U.S. $)
	HIGH	LOW
First Quarter	0.45	0.23
Second Quarter	0.37	0.10
Third Quarter	0.12	0.08
Fourth Quarter	0.07	0.05

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

Holders

(b) As of September 18, 2008, China YouTV Corp. had approximately 47 shareholders of record of its common stock;

Dividends

(c) No dividends on outstanding common stock have ever been paid. The Company does presently have any plans regarding payment of dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds.

None

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchases

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the years ended June 30, 2008 and 2007 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report on Form 10-K, particularly in the section entitled "Risk Factors".

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

Company Overview

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

On February 18, 2008, the Joint Venture license was approved by the regulatory authorities of the People’s Republic of China (“PRC”). However, the required funding has not yet occurred and operations have not yet been transferred from Hua Ju to the Joint Venture. Upon satisfaction of these remaining conditions precedent to closing (which is expected to occur in October 2008), the 20,000,000 shares of Company common stock will be delivered to Hua Ju’s designee and the Company will expense the fair value of these incentive shares.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2008 AS COMPARED TO THE YEAR ENDED JUNE 30, 2007.

Revenues. The Company has not generated any revenue yet.

Loss from Operations. Loss from operations for 2008 was $492,843 compared to the 2007 operating loss of $162,075. This was caused largely by more activities in China during this fiscal year.

Net Loss. Net Loss to Common Stockholders in 2008 was $492,843 in contrast to a Net Loss of $161,753 in 2007. This was caused largely by more activities in China during this fiscal year.

Loss per Share. Loss per share was $0.02 in 2008 compared to loss per share of $0.01 in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had an aggregate of cash of $24,484.

Need for Additional Financing:

The Company does not have sufficient capital to meet its short-term cash needs and it will have to seek loans or equity placements to cover its cash needs to continue operations.

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

Competition also becomes fierce in this industry. Main competitors include professional podcast video sharing sites such as other video sharing websites and classification websites with texts and pictures; portal and other entertainment sites such as Google Video, Yahoo Video, Sohu, My Music, My Show etc.

Off-Balance Sheet Arrangements

None

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

Risks Relating to Our Operations

Need for additional financing.

We need additional funds to cover our operating expenses and to implement our business plan.  Management can give no assurance the funds obtained will be sufficient to fully implement the business plan, or that a full implementation of such business plan will result in the Company's profitability. If additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities and, in the case of additional equity securities, the ownership of our existing shareholders will be diluted.  No assurances can be given that we will be able to raise any additional financing.  Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

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

Our Common Stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CYTV.OB”.  The bid and asked prices for our Common Stock have fluctuated significantly.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely have a material adverse effect on the market price of the Common Stock and on our ability to raise additional capital.

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

Continued pressure could reduce the Company's margins and limit the Company's ability to maintain or increase its market share.

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

If we lost the services of James Wei, the Company's CEO, we might not be able to execute our current business in accordance with our current plans.

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

The Company may be sued by third parties who claim that the Company’s product infringes on their intellectual property rights. Defending an infringement lawsuit is costly and the Company may not have adequate resources to defend. Any settlement or judgment against us could harm our future prospects.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China YouTV Corp.

I have audited the accompanying balance sheet of China YouTV Corp. (the Company), a development stage company, as of June 30, 2008 and 2007 and the related statements of operations, stockholders’ equity(deficiency), and cash flows for the years ended June 30, 2008 and 2007, and for the period May 18, 2005 (date of inception) to June 30, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China YouTV Corp., a development stage company, as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the year ended June 30, 2008 and 2007, and for the period May 18, 2005 (date of inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

As discussed in Note 8 to the financial statements, the Company restated its financial statements for the year ended June 30, 2007.

Michael T. Studer CPA P.C. Michael T. Studer CPA P.C.
Freeport, New York
September 26, 2008

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Balance Sheets
June 30, 2008 and 2007

	June 30,	June 30,
(Expressed in U.S. Dollars)	2008	2007
		(Restated)
ASSETS
Current assets
Cash	$24,484	$7,922
Prepaid expenses	2,136	1,704
Total current assets	26,620	9,626

Other assets	-	-

Total assets	$26,620	$9,626

LIABILITIES
Current
Accounts payable and accrued liabilities	$60,968	$36,795
Due to related party (Note 4)	170,084	62,120

Total liabilities	231,052	98,915

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 30,060,000 and 24,160,000 shares, respectively	301	242
Additional paid-in capital	681,089	270,948
Deferred stock-based compensation	(188,750)	(156,250)
Accumulated deficit during the development stage	(697,072)	(204,229)

Total stockholders' equity (deficiency)	(204,432)	(89,289)

Total liabilities and stockholders' equity (deficiency)	$26,620	$9,626
(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Operations
For the years ended June 30, 2008 and 2007 and for the period from May 18, 2005 (Inception) to June 30, 2008

			Cumulative
			during the
			development
			stage (May 18,
	Year ended June 30,		2005 to
(Expressed in U.S. Dollars)	2008	2007	June 30, 2008)

Revenue	$-	$-	$-

Expenses
General and administrative	492,843	160,314	689,600
Impairment of mineral claim acquisition costs and
mineral claim exploration and carrying costs	-	1,761	7,794
	492,843	162,075	697,394

Operating loss	(492,843)	(162,075)	(697,394)

Other income
Interest income	-	322	322

Net loss	$(492,843)	$(161,753)	$(697,072)

Net loss per share
Basic and diluted	$(0.02)	$(0.01)

Number of common shares used to
compute loss per share
Basic and diluted	27,984,044	23,865,041
(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to June 30, 2008

					Deficit
					Accumulated	Total
	Common Stock, $0.00001			Deferred	During the	Stockholders'
	Par Value		Additional	Stock-Based	Development	Equity
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Compensation	Stage	(Deficiency)

Common stock issued to two officers
and directors for cash on May 19, 2005
at a price of $0.000001 per share	10,000,000	$ 100	$ (90)	$ -	$ -	$ 10

Net loss for the period ended June 30, 2005	-	-	-	-	(14,936)	(14,936)

Balance, June 30, 2005	10,000,000	100	(90)	-	(14,936)	(14,926)

Common stock issued for cash
on September 29, 2005 at a price of
$0.0025 per share	13,800,000	138	34,362	-	-	34,500

Net loss for the year ended June 30, 2006	-	-	-	-	(27,540)	(27,540)

Balance, June 30, 2006	23,800,000	238	34,272	-	(42,476)	(7,966)

Common stock contracted on March 10,
2007 to be issued for services to be rendered
from April 1, 2007 to September 30, 2008
(issued on July 1, 2007)	250,000	3	187,497	(187,500)	-	-

Common stock issued on June 22, 2007 for
consulting services rendered	100,000	1	44,679	-	-	44,680

Common stock issued on June 22, 2007 for
legal services rendered	10,000	-	4,500	-	-	4,500

Amortization of stock-based compensation	-	-	-	31,250	-	31,250

Net loss for the year ended June 30, 2007	-	-	-		(161,753)	(161,753)

Balance, June 30, 2007 (Restated)	24,160,000	242	270,948	(156,250)	(204,229)	(89,289)

Common stock issued on October 1, 2007 for
services to be rendered from October 1, 2007
to March 31, 2009	4,500,000	45	314,955	(315,000)	-	-

Common stock issued on March 4, 2008 for
investor relations services to be rendered
from March 1, 2008 to May 31, 2008	1,400,000	14	95,186	(95,200)	-	-

Amortization of stock-based compensation	-	-	-	377,700	-	377,700

Net loss for the year ended June 30, 2008	-	-	-	-	(492,843)	(492,843)

Balance, June 30, 2008	30,060,000	$ 301	$ 681,089	$ (188,750)	$ (697,072)	$ (204,432)
(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the years ended June 30, 2008 and 2007 and for the period from May 18 (Inception) to June 30, 2008

			Cumulative
			during the
			development
			stage (May 18,
	Year ended June 30,		2005 to
(Expressed in U.S. Dollars)	2008	2007	June 30, 2008)

Cash flows from (used in) operating activities
Net loss for the period	$(492,843)	$(161,753)	$(697,072)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment of mineral property costs and deferred exploration costs	-	-	6,033
Stock-based compensation	377,700	80,430	458,130
Changes in operating assets and liabilities:
Prepaid expenses	(432)	(1,704)	(2,136)
Accounts payable and accrued liabilities	24,173	31,795	60,968
Net cash used for operating activities	(91,402)	(51,232)	(174,077)

Cash flows from (used in) investing activities
Mineral claim acquisition costs incurred	-	-	(6,033)
Cash flows from (used in) investing activities	-	-	(6,033)

Cash flows from (used in) financing activities
Loans from related party	107,964	41,631	170,084
Proceeds from sales of common stock	-	-	34,510
Net cash provided by financing activities	107,964	41,631	204,594

Increase (Decrease) in cash	16,562	(9,601)	24,484

Cash, beginning of period	7,922	17,523	-
Cash, end of period	$24,484	$7,922	$24,484

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-
(The accompanying notes are an integral part of these financial statements)

CHINA YOUTV CORP.
(formerly ADMAX RESOURCES INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

Note 1 - Basis of Presentation and Going Concern Uncertainty

China YouTV Corp. (the "Company") was incorporated in the State of Nevada on May 18, 2005 under the name Admax Resources Inc., which name was changed on February 9, 2007. From May 18, 2005 to March 15, 2007, the Company's business operations were limited to the acquisition of a mineral claim in British Columbia, Canada and the performance of a limited amount of exploration work. On March 16, 2007, the Company entered into a Joint Venture Agreement with Beijing Hua Ju Net Media Technology Co. Ltd. ("Hua Ju") for a term of 20 years to be organized in Beijing, People's Republic of China ("China"). The purpose of the Joint Venture is to conduct a video sharing website and other related internet interactive media businesses in China. See Note 3.

The Company is in the development stage and has not generated any revenues and has incurred losses of $697,072 since inception. At June 30, 2008, the Company had $24,484 cash and $231,052 in current liabilities. Further, the Company incurred a loss of $492,843 during the year ended June 30, 2008. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

(a) Principles of Accounting

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“US GAAP”).

(b) Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates and assumptions.

(c) Foreign Currency Transactions

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

(d) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as of June 30, 2008 and 2007.

(e) Long-Lived Assets Impairment

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

(f) Income Taxes

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

(g) Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued liabilities, and due to related party approximates their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(h) Comprehensive Income

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

(i) Intangible Assets

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

(j) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the years ended June 30, 2008 and 2007.

(k) Related Party Transactions

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

(l) New Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company have not yet determined the effect on the consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

Note 3 - Joint Venture with Beijing Hua Ju Net Media Technology Co. Ltd. ("Hua Ju")

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

Also under the Joint Venture Agreement, the Company has agreed to issue 20,000,000 newly issued shares of its common stock to Hua Ju or its designee as additional consideration for entering into the agreement, in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S promulgated pursuant to the Act.

On February 18, 2008, the Joint Venture license was approved by the regulatory authorities of the People's Republic of China ("PRC"). However, the required funding has not yet occurred and operations have not yet been transferred from Hua Ju to the Joint Venture. Upon satisfaction of these remaining conditions precedent to closing (which is expected to occur in October 2008), the 20,000,000 shares of Company common stock will be delivered to Hua Ju's designee and the Company will expense the fair value of these incentive shares.

The President of the Company is also the President of Hua Ju.

Note 4 - Due to Related Party

The due to related party liability is due the Company's former president and current significant stockholder, does not bear interest, and is due on demand.

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

Note 6 – Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Deferred tax assets consist of:

	June 30,
	2008	2,007
Net operating loss carryforward	$134,163	60,543
Less valuation allowance	(134,163)	(60,543)
Net	$-	-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $134,163 attributable to the future utilization of the $383,322 net operating loss carryforward as of June 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027 and 2028 in the amounts of $14,936, $27,540, $130,503 and $210,343 respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The provision for benefit from income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. The reconciliation is as follows:

	Year ended June 30
	2008	2007
Expected tax at 35%	$(172,495)	$(56,614)
Nondeductible stock-based
compensation	98,875	10,938
Change in valuation allowance	73,620	45,676
Actual provision for income taxes	$-	$-

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

In April 2008, a legal action was brought by a third party against the Company alleging violations of the Pennsylvania Unsolicited Telecommunication Advertisement Act. The action, which sought total damages of approximately $7,100, was dismissed prior to June 30, 2008.

In July 2008, the Company received a letter from the attorney of the investor relations firm referred to in paragraph 6 of Note 5. The letter asserts that the Company is obligated to issue an additional 841,600 shares of common stock to the investor relations firm and failure to do so will result in legal action. The Company believes that it has meritorious defenses to any legal action brought.

Note 8 – Restatement of Previously Issued Financial Statements

The Company has restated its balance sheet at June 30, 2007 (which was previously included in a Form 10-KSB filed with the SEC on October 15, 2007). The purpose of the restatement is to correct an error relating to the previous accounting of the issuance of 250,000 shares of common stock to three consultants pursuant to a Consultancy Services Agreement dated March 10, 2007. The Company originally recorded the $187,500 estimated fair value of the 250,000 shares as a prepaid expense and amortized the $187,500 over the 18 month term of the agreement. The restatement adjustment decreases prepaid expenses and stockholders’ equity by reflecting the unamortized portion of the $187,500 ($156,250 at June 30, 2007) as a contra-equity account called “deferred stock-based compensation” rather than as a prepaid expense asset. The restatement adjustment had no effect on the reported net losses.

The effect of the restatement adjustment on the balance sheet at June 30, 2007 follows:

	As previously	Restatement	As
	reported	adjustment	restated

Cash	$ 7,922	$ -	$ 7,922
Prepaid expenses	157,954	(156,250)	1,704
Total current assets and total assets	$ 165,876	$ (156,250)	$ 9,626

Total current liabilities and total liabilities	$ 98,915	$ -	$ 98,915

Common stock	242		242
Additional paid-in capital	270,948		270,948
Deferred stock-based compensation	-	(156,250)	(156,250)
Deferred accumulated during the development stage	(204,229)	-	(204,229)
Total stockholders' equity (deficiency)	66,961	(156,250)	(89,289)

Total liabilities and stockholders' equity (deficiency)	$ 165,876	$ (156,250)	$ 9,626

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of June 30, 2008, the end of our fiscal year. Management’s assessment included evaluation of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company's registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

(c) Changes in Internal Control over Financial Reporting

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

Name	Age	Title	Term
James Wei	35	President and Director	Annual
Jie Wang	53	Director	Annual

The following table sets forth the portion of their time the directors devote to the Company:

James Wei	100%
Jie Wang	50%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company annual meeting and is qualified. The term of office for each of the officers is at the discretion of the Board of Directors.

(b)  Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by Company directors and executive officers: James Wei and Jie Wang. Day-to-day management is delegated to James Wei and partially by Jie Wang in China.

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

James Wei, President and Director, age 35.
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

Jie Wang, Director, age 53.
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

(f)   Conflicts of Interest

The only conflict that we foresee is that Mr. Wang, our officer and director devotes time to projects that do not involve us.

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

(k)  Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

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

ITEM 10. EXECUTIVE COMPENSATION

No executives of the Company who served in such capacity at the end of the last fiscal year have total annual salary and bonus exceeded $100,000.

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

Stock purchase options:
None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons and groups owning in excess of five percent of our Common Stock are required to file certain reports with the SEC disclosing such ownership pursuant to the Exchange Act. Based upon such reports, as of September 25, 2008 management knows of no persons other than those identified below who were beneficial owners of more than five percent of the outstanding shares of Common Stock.

The following table sets forth information with respect to the beneficial ownership of our issued and outstanding stock by each director, the Chief Executive Officer of the Company, the other named executive officers, all executive officers and directors as a group and beneficial owners of more than five percent of the 30,060,000 shares outstanding at September 26, 2008:

Name of Beneficial Owner	Title of Class	Total Number of Securities Owned Beneficially	Percent of Class (1)
James Wei	Common Stock	600,000	3%
Gao, ZhenYong	Common Stock	5,000,000	21%
Total number of shares owned by directors and executive officers as a group	Common Stock	5,600,000	24%

Termination of Employment and Change of Control Arrangements:

Mr. Gao, ZhenYong, our former President and director of the Company resigned on June 1, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10Kor services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$30,400	Michael T. Studer CPA P.C.
2007	$29,500	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of Ocrober, 2008.

CHINA YOUTV CORP.
(Registrant)

BY:	/s/ James Wei
James Wei
President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Jie Wang
Jie Wang
A member of the Board of Directors