Form 10-Q
period 2008-09-30
CHINA YOUTV CORP.
filed 2008-11-14
CIK 1329136

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 333-130767

CHINA YOUTV CORP.

(Formerly Admax Resources, Inc.)
[Missing Graphic Reference]
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2008, the Company had 30,060,000 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [ ] No [X]

PART I.

ITEM 1. - FINANCIAL STATEMENTS

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Balance Sheets

	September 30,	June 30,
(Expressed in U.S. Dollars)	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$19,871	$24,484
Prepaid expenses	195	2,136

Total current assets and total assets	$20,066	$26,620

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$58,475	$60,968
Due to related party	190,084	170,084

Total current liabilities and total liabilities	248,559	231,052

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 30,060,000 shares	301	301
Additional paid-in capital	681,089	681,089
Deferred stock-based compensation	(105,000)	(188,750)
Accumulated deficit during the development stage	(804,883)	(697,072)

Total stockholders' equity (deficiency)	(228,493)	(204,432)

Total liabilities and stockholders' equity (deficiency)	$20,066	$26,620
(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Operations
For the three monts ended September 30, 2008 and 2007 and for the period from May 18, 2005 (Inception) to September 30, 2008
(Unaudited)
			Cumulative
			during the
			development
			stage (May 18,
	Three months ended September30,		2005 to
(Expressed in U.S. Dollars)	2008	2007	September 30, 2008)

Revenue	$-	$-	$-

Expenses
General and administrative	107,811	63,952	797,411
Impairment of mineral claim acquisition costs and
mineral claim exploration and carrying costs	-	-	7,794
	107,811	63,952	805,205

Operating loss	(107,811)	(63,952)	(805,205)

Other income
Interest income	-	-	322

Net loss	$(107,811)	$(63,952)	$(804,883)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share
Basic and diluted	30,060,000	24,160,000
(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to September 30, 2008
(Unaudited)

					Deficit
					Accumulated	Total
	Common Stock, $0.00001			Deferred	During the	Stockholders'
	Par Value		Additional	Stock-Based	Development	Equity
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Compensation	Stage	(Deficiency)

Common stock issued to two officers
and directors for cash on May 19, 2005
at a price of $0.000001 per share	10,000,000	$ 100	$ (90)	$ -	$ -	$ 10

Net loss for the period ended June 30, 2005	-	-	-	-	(14,936)	(14,936)

Balance, June 30, 2005	10,000,000	100	(90)	-	(14,936)	(14,926)

Common stock issued for cash
on September 29, 2005 at a price of
$0.0025 per share	13,800,000	138	34,362	-	-	34,500

Net loss for the year ended June 30, 2006	-	-	-	-	(27,540)	(27,540)

Balance, June 30, 2006	23,800,000	238	34,272	-	(42,476)	(7,966)

Common stock contracted on March 10,
2007 to be issued for services to be rendered
from April 1, 2007 to September 30, 2008
(issued on July 1, 2007)	250,000	3	187,497	(187,500)	-	-

Common stock issued on June 22, 2007 for
consulting services rendered	100,000	1	44,679	-	-	44,680

Common stock issued on June 22, 2007 for
legal services rendered	10,000	-	4,500	-	-	4,500

Amortization of stock-based compensation	-	-	-	31,250	-	31,250

Net loss for the year ended June 30, 2007	-	-	-		(161,753)	(161,753)

Balance, June 30, 2007	24,160,000	242	270,948	(156,250)	(204,229)	(89,289)

Common stock issued on October 1, 2007 for
services to be rendered from October 1, 2007
to March 31, 2009	4,500,000	45	314,955	(315,000)	-	-

Common stock issued on March 4, 2008 for
investor relations services to be rendered
from March 1, 2008 to May 31, 2008	1,400,000	14	95,186	(95,200)	-	-

Amortization of stock-based compensation	-	-	-	377,700	-	377,700

Net loss for the year ended June 30, 2008	-	-	-	-	(492,843)	(492,843)

Balance, June 30, 2008	30,060,000	301	681,089	(188,750)	(697,072)	(204,432)

Amortization of stock-based compensation	-	-	-	83,750	-	83,750

Net loss for the three months ended
September 30, 2008	-	-	-	-	(107,811)	(107,811)

Balance, September 30, 2008	30,060,000	$ 301	$ 681,089	$ (105,000)	$ (804,883)	$ (228,493)
(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the three months ended September 30, 2008 and 2007 and for the period from May 18 (Inception) to September 30, 2008
(Unaudited)

			Cumulative
			during the
			development
			stage (May 18,
	Three months ended September 30,		2005 to
(Expressed in U.S. Dollars)	2008	2007	September 30, 2008)

Cash flows from (used in) operating activities
Net loss for the period	$(107,811)	$(63,952)	$(804,883)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment of mineral property costs	-	-	6,033
Stock-based compensation	83,750	31,250	541,880
Changes in operating assets and liabilities:
Prepaid expenses	1,941	(2,994)	(195)
Accounts payable and accrued liabilities	(2,493)	12,054	58,475
Net cash used for operating activities	(24,613)	(23,642)	(198,690)

Cash flows from (used in) investing activities
Mineral claim acquisition costs incurred	-	-	(6,033)
Cash flows from (used in) investing activities	-	-	(6,033)

Cash flows from (used in) financing activities
Loans from related party	20,000	18,000	190,084
Proceeds from sales of common stock	-	-	34,510
Net cash provided by financing activities	20,000	18,000	224,594

Increase (decrease) in cash	(4,613)	(5,642)	19,871

Cash, beginning of period	24,484	7,922	-
Cash, end of period	$19,871	$2,280	$19,871

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-
(The accompanying notes are an integral part of these financial statements)

CHINA YOUTV CORP.
(formerly ADMAX RESOURCES INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 1 - Organization and Business Operations

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

The Company is in the development stage and has not generated any revenues and has incurred losses of $804,883 since inception. At September 30, 2008, the Company had $19,871 cash and $248,559 in current liabilities. Further, the Company incurred a loss of $107,811 during the three months ended September 30, 2008. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Interim Financial Statements

The unaudited financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 and for the period May 18, 2005 (inception) to September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009.  The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2008 as included in our report on Form 10-KSB.

Note 3 - Joint Venture with Beijing Hua Ju Net Media Technology Co. Ltd. ("Hua Ju")

Under the Joint Venture Agreement, the Company is to contribute RMB510,000 ($74,486) to the Joint Venture, is to own 51% of the joint venture company, is to appoint a majority of the seats on the board of directors, is to provide the required working capital for the Joint Venture, and is to be in charge of the Joint Venture’s accounting management. Hua Ju is to contribute RMB490,000 ($71,565) to the Joint Venture, is to own 49% of the joint venture company, is to appoint a minority of the seats on the board of directors, is to contribute its website (www.cnboo.com) and customer contracts to the Joint Venture, and is to be in charge of the Joint Venture’s daily operations for at least three years.

Also under the Joint Venture Agreement, the Company has agreed to issue 20,000,000 newly issued shares of its common stock to Hua Ju or its designee as additional consideration for entering into the agreement, in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S promulgated pursuant to the Act.

On February 18, 2008, the Joint Venture license was approved by the regulatory authorities of the People's Republic of China ("PRC"). However, the required funding has not yet occurred and operations have not yet been transferred from Hua Ju to the Joint Venture. Upon satisfaction of these remaining conditions precedent to closing, the 20,000,000 shares of Company common stock will be delivered to Hua Ju's designee and the Company will expense the fair value of these incentive shares.

The President of the Company is also the President of Hua Ju.

Note 4 - Due to Related Party

The due to related party liability is due the Company's former president and current significant stockholder, does not bear interest, and is due on demand.

Note 5 - Stockholders' Equity

On July 1, 2007, the Company issued a total of 250,000 shares of common stock to three consultants pursuant to a Consultancy Services Agreement dated March 10, 2007. Under this agreement, the consultants are to perform certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing April 1, 2007. The total consideration to be paid the consultants was 250,000 free trading shares of Company common stock (which was issued and delivered on July 1, 2007). The Company amortized the $187,500 estimated fair value of the 250,000 shares at March 10, 2007 ratably over the 18 month term of the agreement.

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

On March 4, 2008, the Company issued 1,400,000 restricted shares of common stock as partial compensation for certain specified investor relations services for a period of 3 months commencing March 1, 2008. The Company amortized the $95,200 estimated fair value of the 1,400,000 restricted shares at March 4, 2008 ratably over the 3 month period.

The Company has not issued any stock options or other convertible securities.

Note 6 – Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Deferred tax assets consist of:

	September 30,	June 30,
	2008	2008

Net operating loss carryforward	$ 142,584	$ 134,163
Less valuation allowance	(142,584)	(134,163)
Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $142,584 attributable to the future utilization of the $407,383 net operating loss carryforward as of September 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028 and 2029 in the amounts of $14,936, $27,540, $130,503, $210,343 and $24,061 respectively.

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

The provision for benefit from income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. The reconciliation is as follows:

	Three months ended
	September 30,
	2008	2007

Expected tax at 35%	$ (37,734)	$ (22,383)
Nondeductible stock-based compensation	29,313	-
Change in valuation allowance	8,421	22,383
Actual provision for income taxes	$ -	$ -

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

In July 2008, the Company received a letter from the attorney of an investor relations firm referred to in paragraph 3 of Note 5. The letter asserts that the Company is obligated to issue an additional 841,600 shares of common stock to the investor relations firm and failure to do so will result in legal action. The Company believes that it has meritorious defences to any legal action brought.

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

On-line:

1. HuaJu has signed a series of agreements to enhance its on-line content for raising brand awareness and membership.

Travel
-	Launched a video site of CCTV’s TV program “Exploring High and Low”.
-	Launched value-added travel services together with ManGocity.com.

Entertainment & Events
-	Sulake Corporation Ltd. (HABBO) to host “HABBO Original DV Shorts Contest” on CnBoo;
-	VVSky Broadband Media Group to acquire short video programs to feature on CnBoo;

-	Beijing TaiDe Interactive Technology Co. Ltd. to cooperate on video sharing contents;
Beijing SiHaiDongXing Culture and Media Ltd. to develop online videos for high-speed internet users;

-	Youyi Chunqiu Network Technology Ltd. Co. to promote online game “Pick” on CnBoo;
-	Asia Media Group to promote “Creative Tube”-Global Awards of Chinese New Media Creative Tube Contest on CnBoo;

-	Hangzhou Julian Technology Co., Ltd. to jointly host a Video Creativity Competition on CnBoo.
-	Beijing Zhide Diankang E-Business Co. Ltd. (Zhide) to exchange online video resources.

Music
-	Beijing Melting Point Ark Cultural Development Co., Ltd to promote its published albums.
-	Music Nation Records Company Ltd. to use its audio and video files on CnBoo;

-	Shanghai Yue Sheng Information Technology Co., Ltd. to launch an exclusive music shopping channel on CnBoo;
-	Beijing Da Sheng Chang Xiang Culture Broadcasting Co., Ltd. to promote an album of Chinese pop star Zhang Bo Hong on CnBoo;

-	Beijing Baiyi Xingtu Culture Co., Ltd and Beijing Bermu Culture Development Co., Ltd to launch online streaming service on CnBoo;
-	Beijing Tianyu Brothers Information Technology Co., Ltd. to enhance the online content of CnBoo’s new music channel;

-	Beijing Feixingzhe Records Co., Ltd and Beijing Dasheng Xianzhi Culture Co., Ltd to legally broadcast new songs on CnBoo’s Music Channel;

Comedy
Beijing Megadia Company to host Humor channel on CnBoo;

Advertising
-	Unlimited Chance Technology Development Co., Ltd. to share and exchange advertising resources;
Shen Zhou Yipin Advertising Co., Ltd. to promote CnBoo on trains.

-	Cai Hua Media AD Ltd. to explore innovative financing opportunities.

The Company has signed several revenue-based contracts to move towards sustained profitability.

-	21Century Network Co.: signed a cooperation and revenue sharing agreement for “Special DV Shorts” channel on Vnet;
-	TianWeiYuanChang Co.: HuaJu is entitled to 70% of the profit from online advertisements with TianWei content;

-
Beijing Jiahe Interactive Network Technology Co., Ltd.: Both parties work together to launch a new category “Video House” on CnBoo. HuaJu will be entitled to 40% of revenue generated from the advertisements;

-	Shanghai Vekee Advertising Co. Ltd.: signed a long-term revenue based contract to distribute advertisements on CnBoo;

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED September 30, 2008 AND THE QUARTER ENDED September 30, 2007

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

Cost. The Company has incurred $107,811 in total expenses during the three months ended September 30, 2008, compared to the total expenses of $63,952 for the same period ended September 30, 2007. The change is caused by increased general and administrative expenses.

Net Income: The Company has incurred a loss of $107,811 and $63,952 for the quarter ended September 30, 2008 and September 30, 2007 respectively. The increase of the loss is mainly caused by the increased general and administrative expenses.

Net Loss per share. The Net Loss per share for the period ended September 30, 2008 is ($0.00). Loss per share for the period ended September 30, 2007 is ($0.00).

Liquidity and Capital Resources

The Company has $19,871 in cash as of September 30, 2008. It has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

As of September 30, 2008, it had $20,066 in current assets, consisting of $19,871 cash and $195 prepaid expenses. Current liabilities are $248,559 consisting of $58,475 accounts payable and accrued expenses and $190,084 due to related party.

As of September 30, 2008, our total assets were $20,066 and our total liabilities were $248,559.

Item 3(A). Controls and Procedures.

Evaluation of Controls.  As of the end of the period covered by this report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer and Chief Financial Officer   In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

Scope of the Evaluation. The CEO's and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

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

None.

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

CHINA YOUTV CORP.

(Registrant)

November 13, 2008	/s/James Wei
James Wei
President (Principal Executive Officer)
November 13, 2008	/s/Jie Wang
Jie Wang
Chief Financial Officer (Principal Financial and Accounting Officer)