Form 10-Q
period 2008-12-31
CHINA YOUTV CORP.
filed 2009-02-17
CIK 1329136

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 13, 2008, the Company had 30,060,000 shares of common stock outstanding.

The Registrant is a Shell Company. Yes [ ] No [X]

PART I.

ITEM 1. - FINANCIAL STATEMENTS

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
(Expressed in U.S. Dollars)	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$12,268	$24,484
Prepaid expenses	460	2,136

Total current assets and total assets	$12,728	$26,620

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$61,733	$60,968
Due to related party	190,084	170,084

Total current liabilities and total liabilities	251,817	231,052

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 1,000,000,000 shares,
issued and outstanding 30,060,000 shares	301	301
Additional paid-in capital	681,089	681,089
Deferred stock-based compensation	(52,500)	(188,750)
Accumulated deficit during the development stage	(867,979)	(697,072)

Total stockholders' equity (deficiency)	(239,089)	(204,432)

Total liabilities and stockholders' equity (deficiency)	$12,728	$26,620
(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Operations
For the three months and six months ended December 31, 2008 and 2007 and for the period from May 18, 2005 (Inception) to December 31, 2008
(Unaudited)
					Cumulative
					during the
					development
					stage (May 18,
	Three months ended December 31,		Six months ended December 31,		2005 to
(Expressed in U.S. Dollars)	2008	2007	2008	2007	December 31, 2008)

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	63,096	113,074	170,907	177,026	860,507
Impairment of mineral claim acquisition costs and
mineral claim exploration and carrying costs	-	-	-	-	7,794
	63,096	113,074	170,907	177,026	868,301

Operating loss	(63,096)	(113,074)	(170,907)	(177,026)	(868,301)

Other income
Interest income	-	-	-	-	322

Net loss	$(63,096)	$(113,074)	$(170,907)	$(177,026)	$(867,979)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Number of common shares used to
compute loss per share
Basic and diluted	30,060,000	28,513,261	30,060,000	26,336,630

(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to December 31, 2008
(Unaudited)

					Deficit
					Accumulated	Total
	Common Stock, $0.00001			Deferred	During the	Stockholders'
	Par Value		Additional	Stock-Based	Development	Equity
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Compensation	Stage	(Deficiency)

Common stock issued to two officers
and directors for cash on May 19, 2005
at a price of $0.000001 per share	10,000,000	$ 100	$ (90)	$ -	$ -	$ 10

Net loss for the period ended June 30, 2005	-	-	-	-	(14,936)	(14,936)

Balance, June 30, 2005	10,000,000	100	(90)	-	(14,936)	(14,926)

Common stock issued for cash
on September 29, 2005 at a price of
$0.0025 per share	13,800,000	138	34,362	-	-	34,500

Net loss for the year ended June 30, 2006	-	-	-	-	(27,540)	(27,540)

Balance, June 30, 2006	23,800,000	238	34,272	-	(42,476)	(7,966)

Common stock contracted on March 10,
2007 to be issued for services to be rendered
from April 1, 2007 to September 30, 2008
(issued on July 1, 2007)	250,000	3	187,497	(187,500)	-	-

Common stock issued on June 22, 2007 for
consulting services rendered	100,000	1	44,679	-	-	44,680

Common stock issued on June 22, 2007 for
legal services rendered	10,000	-	4,500	-	-	4,500

Amortization of stock-based compensation	-	-	-	31,250	-	31,250

Net loss for the year ended June 30, 2007	-	-	-		(161,753)	(161,753)

Balance, June 30, 2007	24,160,000	242	270,948	(156,250)	(204,229)	(89,289)

Common stock issued on October 1, 2007 for
services to be rendered from October 1, 2007
to March 31, 2009	4,500,000	45	314,955	(315,000)	-	-

Common stock issued on March 4, 2008 for
investor relations services to be rendered
from March 1, 2008 to May 31, 2008	1,400,000	14	95,186	(95,200)	-	-

Amortization of stock-based compensation	-	-	-	377,700	-	377,700

Net loss for the year ended June 30, 2008	-	-	-	-	(492,843)	(492,843)

Balance, June 30, 2008	30,060,000	301	681,089	(188,750)	(697,072)	(204,432)

Amortization of stock-based compensation	-	-	-	136,250	-	136,250

Net loss for the six months ended
December 31, 2008	-	-	-	-	(170,907)	(170,907)

Balance, December 31, 2008	30,060,000	$ 301	$ 681,089	$ (52,500)	$ (867,979)	$ (239,089)
(The accompanying notes are an integral part of these financial statements)

China YouTV Corp.
(formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the six months ended December 31, 2008 and 2007 and for the period from May 18 (Inception) to December 31, 2008
(Unaudited)

			Cumulative
			during the
			development
			stage (May 18,
	Six months ended December 31,		2005 to
(Expressed in U.S. Dollars)	2008	2007	December 31, 2008)

Cash flows from (used in) operating activities
Net loss for the period	$(170,907)	$(177,026)	$(867,979)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment of mineral property costs	-	-	6,033
Stock-based compensation	136,250	115,000	594,380
Changes in operating assets and liabilities:
Prepaid expenses	1,676	(4,218)	(460)
Accounts payable and accrued liabilities	765	6,916	61,733
Net cash used for operating activities	(32,216)	(59,328)	(206,293)

Cash flows from (used in) investing activities
Mineral claim acquisition costs incurred	-	-	(6,033)
Cash flows from (used in) investing activities	-	-	(6,033)

Cash flows from (used in) financing activities
Loans from related party	20,000	82,964	190,084
Proceeds from sales of common stock	-	-	34,510
Net cash provided by financing activities	20,000	82,964	224,594

Increase (decrease) in cash	(12,216)	23,636	12,268

Cash, beginning of period	24,484	7,922	-
Cash, end of period	$12,268	$31,558	$12,268

Supplemental disclosure of cash flow information:
Interest paid	$-	$38	$-
Income tax paid	$-	$-	$-
(The accompanying notes are an integral part of these financial statements)

CHINA YOUTV CORP.
(formerly ADMAX RESOURCES INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008
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

The Company is in the development stage and has not generated any revenues and has incurred losses of $867,979 since inception. At December 31, 2008, the Company had $12,268 cash and $251,817 in current liabilities. Further, the Company incurred a loss of $170,907 during the six months ended December 31, 2008. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Interim Financial Statements

The unaudited financial statements as of December 31, 2008 and for the three months and six months ended December 31, 2008 and 2007 and for the period May 18, 2005 (inception) to December 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2008 and the results of operations and cash flows for the periods ended December 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six months ended December 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009.  The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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

On March 4, 2008, the Company issued 1,400,000 restricted shares of common stock as partial compensation for certain specified investor relations services for a period of 3 months commencing March 1, 2008. The Company amortized the $95,200 estimated fair value of the 1,400,000 restricted shares at March 4, 2008 rateably over the 3 month period.

The Company has not issued any stock options or other convertible securities.

Note 6 – Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Deferred tax assets consist of:

	December 31,	June 30,
	2008	2008
Net operating loss carryforward	$ 146,292	$ 134,163
Less valuation allowance	(146,292)	(134,163)
Net	$ -	$ -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $146,292 attributable to the future utilization of the $417,979 net operating loss carryforward as of December 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028 and 2029 in the amounts of $14,936, $27,540, $130,503, $210,343 and $34,657 respectively.

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

The provision for benefit from income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. The reconciliation is as follows:

	Six months ended
	December 31,
	2008	2007
Expected tax at 35%	$ (59,818)	$ (61,959)
Nondeductible stock-based compensation	47,688	40,250
Change in valuation allowance	12,130	21,709
Actual provision for income taxes	$ -	$ -

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of the Company's Business

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

On March 16, 2007, we signed a Definitive Agreement with HuaJu NetMedia to set up a Joint Venture in China and set foot in the Chinese Internet video sharing field. The formation of the Joint Venture is in process. According to the Agreement, we own 51% of the Joint Venture company and will provide the required working capital for the Joint Venture. HuaJu will be in charge of the daily operation of the Joint Venture. HuaJu has agreed to conduct its video sharing business only through the Joint Venture, and has agreed to contribute its web site, www.CnBoo.com and customer contracts to the Joint Venture. On February 18, 2008, the Joint Venture license was approved by the regulatory authorities of the People's Republic of China (PRC). However, the results of operations of the Joint Venture are not consolidated on our books, since certain financial conditions of the Joint Venture Agreement have not been met and the assets of Hua Ju have not been transferred to the Joint Venture.

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

On-line:

1. HuaJu has signed a series of agreements to enhance its on-line content for raising brand awareness and membership.

Travel
-	Launched a video site of CCTV TV program Exploring High and Low;
-	Launched value-added travel services together with ManGocity.com.

Entertainment & Events
-	Sulake Corporation Ltd. (HABBO) to host HABBO Original DV Shorts Contest on CnBoo;
-	VVSky Broadband Media Group to acquire short video programs to feature on CnBoo;

-	Beijing TaiDe Interactive Technology Co. Ltd. to cooperate on video sharing contents;
-	Beijing SiHaiDongXing Culture and Media Ltd. to develop online videos for high-speed internet users;

-	Youyi Chunqiu Network Technology Ltd. Co. to promote online game on CnBoo;
-	Asia Media Group to promote Creative Tube Global Awards of Chinese New Media Creative Tube Contest on CnBoo;

-	Hangzhou Julian Technology Co., Ltd. to jointly host a Video Creativity Competition on CnBoo.
-	Beijing Zhide Diankang E-Business Co. Ltd. (Zhide) to exchange online video resources.

Music
-	Beijing Melting Point Ark Cultural Development Co., Ltd to promote its published albums.
-	Music Nation Records Company Ltd. to use its audio and video files on CnBoo;

-	Shanghai Yue Sheng Information Technology Co., Ltd. to launch an exclusive music shopping channel on CnBoo;
-	Beijing Da Sheng Chang Xiang Culture Broadcasting Co., Ltd. to promote an album of Chinese pop star Zhang Bo Hong on CnBoo;

-	Beijing Baiyi Xingtu Culture Co., Ltd and Beijing Bermu Culture Development Co., Ltd to launch online streaming service on CnBoo;
-	Beijing Tianyu Brothers Information Technology Co., Ltd. to enhance the online content of CnBoo new music channel;

-	Beijing Feixingzhe Records Co., Ltd and Beijing Dasheng Xianzhi Culture Co., Ltd to legally broadcast new songs on CnBoo抯 Music Channel;

Comedy
Beijing Megadia Company to host Humor channel on CnBoo;

Advertising
-	Unlimited Chance Technology Development Co., Ltd. to share and exchange advertising resources;
-	Shen Zhou Yipin Advertising Co., Ltd. to promote CnBoo on trains.

-	Cai Hua Media AD Ltd. to explore innovative financing opportunities.

The Company has signed several revenue-based contracts to move towards sustained profitability.

-	21Century Network Co.: signed a cooperation and revenue sharing agreement for Special DV Shorts channel on Vnet;
-	TianWeiYuanChang Co.: HuaJu is entitled to 70% of the profit from online advertisements with TianWei content;

-
Beijing Jiahe Interactive Network Technology Co., Ltd.: Both parties work together to launch a new category Video House on CnBoo. HuaJu will be entitled to 40% of revenue generated from the advertisements;

-	Shanghai Vekee Advertising Co. Ltd.: signed a long-term revenue based contract to distribute advertisements on CnBoo;

Off-line:

HuaJu has signed several agreements to promote its 3G space cards as well as to increase the brand name awareness

1. Cooperation with Gome: The Company signed a contract with Gome to use its publicizing platform to promote CnBoo and 3G digital space cards, meanwhile the Original DV contest will be hosted in Gome selected stores during major Chinese holiday.

2. Cooperation with Z-CARD UK: The Company has been officially appointed as the first agent for Z-CARD advertisements of major consumer sectors in Greater China.
3. Cooperation with APEPCY (AIDS Prevention Education Project for Chinese Youth): The Company was exclusively authorized by APEPCY to negotiate with media operators using LED displays with respect to the cooperation issues concerned. If the Company successfully locates media operators, all LED displays will have CnBoo's logo on them.

Recent Ranking:

As of October 2007, the Company has shown increasing popularity as its CnBoo web sites have been ranked No.1 on Microsoft Live, No.1 on Google China, No.7 on BaiDu, No.11 on Yahoo China and No.12 on Google China when searching for keywords: on-line video and on-line video sharing web sites recently. The Company has also launched its new version for enhanced functionality.

The Company has changed its name to China YouTV in 2007 to reflect its new business operations: the fast growing video sharing web site market in China.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2008 AND THE QUARTER ENDED DECEMBER 31, 2007

Revenue. The Company has not generated any revenue since inception.

Cost. The Company has incurred $63,096 in total expenses during the three months ended December 31, 2008, compared to the total expenses of $113,074 for the same period ended December 31, 2007. The change is caused by decreased general and administrative expenses.

Net Income. The Company has incurred a loss of $63,096 and $113,074 for the quarter ended December 31, 2008 and December 31, 2007 respectively. The decrease of the loss was mainly caused by the decreased general and administrative expenses.

Net Loss per share. The Net Loss per share for the period ended December 31, 2008 was ($0.00). Loss per share for the period ended December 31, 2007 was ($0.00).

Liquidity and Capital Resources

The Company has $12,268 in cash as of December 31, 2008. It has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

As of December 31, 2008, it had $12,728 in current assets, consisting of $12,268 cash and $460 prepaid expenses. Current liabilities are $251,817 consisting of $61,733 accounts payable and accrued expenses and $190,084 due to related party.

As of December 31, 2008, our total assets were $12,728 and our total liabilities were $251,817.

Off Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements, which has not been consolidated.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items as depreciable lives. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4. Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or are likely to materially affect the Company's internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There we no material changes to the Risk Factors disclsoed in the Form 10-K filed January 13, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

        CHINA YOUTV CORP.
(Registrant)

February 17, 2009	/s/James Wei
James Wei
President & Chief Executive Officer
February 17, 2009	/s/Jie Wang
Jie Wang
Chief Financial Officer