Form 10-Q/A
period 2009-03-31
CHINA YOUTV CORP.
filed 2009-09-22
CIK 1329136

CHINA YOUTV CORP.


FORM 10-Q/A
( Quarterly Report )

Filed 09/22/09 for the Period Ending 03/31/09



Telephone	(8610) 5921-2300

CIK		0001329136

Symbol		CYTV

SIC Code	1000 - Metal Mining

Industry	Gold & Silver

Sector		Basic Materials

Fiscal Year	06/30








UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _________

Commission File Number : 333 - 130767

  CHINA YOUTV CORP.

( Name of small business issuer in its charter )

Nevada        					N/A
------------------------		---------------------
( State or other jurisdiction of     ( I. R. S. Empl. Ident. No. )
  incorporation or organization )

8th Floor, MeiLinDaSha, Ji 2, Gong Ti Road, East, Beijing, China 100027

( Address of principal executive offices ) ( Zip Code )

(8610) 5921-2300

( Issuer's telephone number )


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

  YES ( X )    NO (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files)  Yes (   )  No  (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,"
" accelerated filer," and "smaller reporting company" in Rule 12B-2 of the Exchange Act. (Check one) :

Large accelerated filer (    )       Accelerated filer  (   )

Non-accelerated filer (    )	  Smaller reporting company   ( X )

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 13b-2 of the Securities Exchange Act )
Yes   (   )         No  ( X  )

As of August 6, 2009, 100,060,000 shares of the registrant's common stock, $0.00001 par value per share, were outstanding.


CHINA YOUTV CORP.
FORM 10-Q/A
For the Period Ended March 31, 2009
TABLE OF CONTENTS


PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements  ..........			1 - 10

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........		11 - 12

Item 3.	Quantitative and Qualitative Disclosures
        About  Market Risk.... 					12

Item 4T.Controls and Procedures...........			13

PART II

Item 1.	Legal Proceedings................			13

Item 1A.Risk Factors............				13

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds..					13

Item 3.	Defaults Upon Senior Securities.........		14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information.........				14

Item 6.	Exhibits and Certifications......			15 - 21





CHINA YOUTV CORP.
(FORMERLY : ADMAX RESOURCES, INC.)
(a development stage company)
Balance Sheets
(Express in US Dollars )


					  March 31,	June 30,
					   2009		  2008
					(Unaudited)     (Audited)
					 (Restated)
					   --------------------
Assets
  Current Assets
   Cash 			    $       7,687        24,484
   Prepaid expenses                           -           2,136
					   --------------------
Total assets 			    $       7,687        26,620
					   --------------------

Liabilities
  Current Liabilities
   Accounts payable and
   accrued liabilities 		    $      49,761        60,968
   Due to related parties (Note 4)        190,084       170,084
 					  ---------------------
Total liabilities 		    $     239,845       231,052


Stockholders' Equity (Deficiency)
 Preferred stock, $0.00001 par value
 Authorized 200,000,000 shares
 issued and outstanding 0 and
 0 shares, respectively       		      -             -
 Common stock, $0.00001 par value
 Authorized 200,000,000 shares
 issued and outstanding, 30,060,000
 shares, March 31, 2009
 ( issued and outstanding, 30,060,000
  shares, June 30, 2008 ) 	    $         301           301
 Additional paid-in capital     	  681,089       681,089
 Deferred stock-based compensation            -        (188,750)
 Deficit    			         (913,548)     (697,072)
					  ---------------------
Total stockholders'equity
  (deficiency)			    $    (232,158)     (204,432)
					  ---------------------
Total liabilities and Stockholders'
  equity (deficiency)	            $       7,687        26,620
					  ---------------------


The accompanying notes are an integral part of the financial statements


CHINA YOUTV CORP.
(FORMERLY : ADMAX RESOURCES, INC.)
(a development stage company)
Statements of Operations
(Express in US Dollars )
(unaudited)

								      Cumulative
								      during the
								      development
			  Three months ended	Nine months ended   stage (May 18,
			      March 31,              March 31,         2005 to
			    2009      2008       2009      2008      Mar 31, 2009
			 (Restated)	       (Restated)	      (Restated)
			   ----------------------------------------------------

Revenue 	      $       -         -          -         -               -
			   ----------------------------------------------------

Expenses
General and
administrative        $    45,569    138,536    216,476   315,562       906,076
Impairment of mineral
claim acquisition costs
and mineral claim
exploration and
carrying costs     	      -         -          -         -            7,794
			   ----------------------------------------------------
Total operating expenses $ 45,569    138,536    216,476   315,562       913,870
			   ----------------------------------------------------
Operating loss 	      $   (45,569)  (138,536)  (216,476) (315,562)     (913,870)

Other income
 Interest income              -         -          -         -              322
			   ----------------------------------------------------
Net loss for the period   (45,569)  (138,536)  (216,476) (315,562)     (913,548)

Net loss per Common Share
 - Basic and Diluted 	    (0.00)     (0.00)     (0.01)    (0.01)

Weighted average number
of shares outstanding   30,060,000  29,090,769  30,060,000  27,297,091



The accompanying notes are an integral part of the financial statements



China YouTV Corp. (formerly Admax Resources Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to March 31, 2009
(Expressed in US Dollars )
								         Total
		    Common Stock,    Additional  Deferred	       Stockholders'
	 	 $0.00001 Par value  Paid-In   Stock-Based Accumulated   Equity
 		 Shares     Amount   Capital   Compensation  Deficit   (Deficiency)

Shares for
cash,
May 19, 2005  10,000,000     100       (90)	   -          -            10
Net loss for
the period	     -       -         -           -      (14,936)    (14,936)
		   ------------------------------------------------------------
Balance,
June 30,
2005  	      10,000,000    100       (90)         -      (14,936)    (14,926)
Shares for
cash,Sept 29,
2005	      13,800,000    138    34,362          -          -        34,500
Net loss for
the year	     -      -         -            -      (27,540)    (27,540)
		   ------------------------------------------------------------
Balance,
June 30,
2006 	      23,800,000    238    34,272          -      (42,476)     (7,966)
Shares for
services,
June 22,
2007	         100,000      1    44,679          -          -        44,680
Shares for
services,
June 22,
2007	          10,000    -       4,500          -          -         4,500
Shares for
services,
July 1, 2007	 250,000      3   187,497     (187,500)       -           -
Amortization of
stock-based
compensation	     -       -         -        31,250        -         31,250
Net loss for
the year             -       -         -           -     (161,753)    (161,753)
		    -----------------------------------------------------------
Balance,
June 30,
2007          24,160,000     242  270,948     (156,250)  (204,229)     (89,289)
Shares for
services,
Oct 1, 2007    4,500,000      45   314,955    (315,000)	      -            -
Shares for
services,
March 4,
2008 	       1,400,000      14    95,186     (95,200)	      -            -
Amortization
of stock-based
compensation	     -        -        -        377,700       -        377,700
Net loss for
the year             -        -        -            -     (492,843)   (492,843)
		     ----------------------------------------------------------
Balance,
June 30,
2008          30,060,000      301  681,089    (188,750)   (697,072)   (204,432)
Unaudited:
Amortization of
stock-based
compensation         -        -         -      188,750         -       188,750
Net loss for
the period           -        -         -           -     (216,476)   (216,476)
		     ----------------------------------------------------------
Balance,
Mar 31,
2009   	      30,060,000      301  681,089 	    -     (913,548)   (232,158)


 The accompanying notes are an integral part of these financial statements.



CHINA YOUTV CORP.
(FORMERLY : ADMAX RESOURCES, INC.)
(a development stage company)
Statements Of Cash Flows
(Express in US Dollars )
(unaudited)

								Cumulative
								during the
				     9 Months    9 Months       development
				   Period Ended Period Ended   stage (May 18,
				      Mar-31      Mar-31         2005 to
				       2009        2008         Mar 31, 2009
				     --------------------------------------
				    (Restated)		        (Restated)
Cash Flows (Used In) Provided By :
Operating Activities
 Net Loss 			$    (216,476)    (315,562)       (913,548)
Adjustments to reconcile net
loss to net cash used  in
operating activities
 Impairment of mineral property
 costs and deferred
 exploration costs      		  -            -             6,033
 Stock-based compensation             188,750      230,483         646,880
Changes in assets and liabilities
 Prepaid expenses                       2,136       (9,370)            -
 Accounts payable and
 accrued liabilities        	      (11,207)      14,573          49,761
				      ------------------------------------
Net cash used in operating
activities        		      (36,797)     (79,876)       (210,874)
				      ------------------------------------

Investing Activities
 Mineral claim acquisition
 costs incurred                           -            -            (6,033)
				      ------------------------------------
Net cash used in investing activities     -            -            (6,033)
				      ------------------------------------

Financing Activities
 Loans from related party     	       20,000       87,964         190,084
 Proceeds from sales of common stock      -            -            34,510
 				      ------------------------------------
Net cash provided by financing
  activities                           20,000       87,964         224,594
				      ------------------------------------

Increase/(Decrease) in Cash           (16,797)       8,088           7,687

Cash, beginning          	       24,484        7,922             -

Cash, ending	                 $      7,687       16,010           7,687



The accompanying notes are an integral part of the financial statements


CHINA YOUTV CORP.
(FORMERLY : ADMAX RESOURCES, INC.)
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
(Unaudited)

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

On March 16, 2007, the Company entered into a Joint Venture Agreement with Beijing Hua Ju Net Media Technology Co. Ltd. ("Hua Ju") for a term of 20 years to be organized in Beijing, People's Republic of China ("China"). The purpose of the Joint Venture was to conduct a video sharing website and other related internet interactive media businesses in China. On May 1, 2009, the Joint Venture Agreement was terminated.

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. ("First Light"), relating to the mineral exploration industry pursuant to an Asset Purchase and Sale Agreement. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of common stock from 30,060,000 shares to 85,060,000 shares.

The Company is in the development stage and has not generated any revenues and has incurred losses of $913,548 since inception. At March 31, 2009, the Company had $7,687 cash and $239,845 in current liabilities. Further, the Company incurred a loss of $216,476 during the nine months ended March 31, 2009. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.



Note 2 - Interim Financial Statements

The unaudited financial statements as of March 31, 2009 and for the three and nine months ended March 31, 2009 and 2008 and for the period May 18, 2005 (inception) to March 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the periods ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2008 as included in our report on Form 10-K.

Note 3 - Joint Venture with Beijing Hua Ju Net Media Technology Co. Ltd. ("Hua Ju")

Under the Joint Venture Agreement, the Company was to contribute RMB510,000 ($74,639) to the Joint Venture, was to own 51% of the joint venture company, was to appoint a majority of the seats on the board of directors, was to provide the required working capital for the Joint Venture, and was to be in charge of the Joint Venture's accounting management. Hua Ju was to contribute RMB 490,000 ($71,712) to the Joint Venture, was to own 49% of the joint venture company, was to appoint a minority of the seats on the board of directors, was to contribute its website (www.cnboo.com) and customer contracts to the Joint Venture, and was to be in charge of the Joint Venture's daily operations for at least three years. The former President of the Company was also the President of Hua Ju.

Also under the Joint Venture Agreement, the Company was to issue 20,000,000 newly issued shares of its common stock to Hua Ju or its designee as additional consideration for entering into the agreement, in an offering intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S promulgated pursuant to the Act.

On February 18, 2008, the Joint Venture license was approved by the regulatory authorities of the People's Republic of China ("PRC").
However, the required funding never occurred and operations were never transferred from Hua Ju to the Joint Venture.

On May 1, 2009, the Company and Hua Ju executed a Termination of Joint Venture Agreement (the "Termination Agreement"). The Termination Agreement provided for the cancellation of the Joint Venture Agreement and termination of the rights and obligations of the parties thereunder.

Note 4 - Due to Related Party

The due to related party liability is due a stockholder who owns approximately 16.7% of the issued and outstanding common stock at March 31, 2009 and was previously a Company officer and director, does not bear interest, and is due on demand.

Note 5 - Common Stock

On July 1, 2007, the Company issued a total of 250,000 shares of common stock to three consultants pursuant to a Consultancy Services Agreement dated March 10, 2007. Under this agreement, the consultants performed certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing April 1, 2007. The total consideration paid the consultants was 250,000 free trading shares of Company common stock (which was issued and delivered on July 1, 2007). The Company amortized the $187,500 estimated fair value of the 250,000 shares at March 10, 2007 ratably over the 18 month term of the agreement.

On October 1, 2007, the Company issued a total of 4,500,000 shares of common stock to five consultants pursuant to a Consultancy Services Agreement dated October 1, 2007. Under this agreement, the consultants performed certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing October 1, 2007. The total consideration paid the consultants was 4,500,000 free trading shares of Company common stock (which was issued and delivered on October 1, 2007). The Company amortized the $315,000 estimated fair value of the 4,500,000 shares at October 1, 2007 ratably over the 18 month term of the agreement.

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

Note 6 - Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.


Deferred tax assets consist of:

					March 31,    June 30,
				  	 2009	      2008
					--------------------
Net operating loss carryforward	    $   143,867	    134,163
Less valuation allowance	       (143,867)   (134,163)
					--------------------
Net				    $       -           -
					--------------------

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $143,867 attributable to the future utilization of the $411,048 net operating loss carryforward as of March 31, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2009.
The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028 and 2029 in the amounts of $14,936, $27,540, $130,503, $210,343 and $27,726 respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. The reconciliation is as follows:

						Nine months ended
						     March 31,
						2009         2008
						-----------------
Expected tax at 35%			    $ (75,767)    (61,959)
Nondeductible stock-based compensation	       66,063      40,250
Change in valuation allowance		        9,704	   21,709
						-----------------
Actual provision for income taxes	    $     -           -
						-----------------

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

Note 8 -  Restatement of Previously Issued Financial Statements

The Company has restated its financial statements at March 31, 2009 and for the three and nine months then ended (which were previously included in the Company's Form 10-Q filed with the Securities and Exchange Commission on May 13, 2009) in order to correct certain accounting errors.

The effect of the restatement adjustments on the balance sheet at March 31, 2009 follows

					As Previously
					 Reported      Adjustments  As Restated
ASSETS					---------------------------------------

Cash				    $        8,193        (506)         7,687
Prepaid expense				       289	  (289)           -
					---------------------------------------
Total current assets and total assets        8,482        (795)         7,687
					---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Accounts payable and accrued
liabilities			    $       54,475      (4,714)        49,761
Due to related party			   190,084	   -          190,084
					---------------------------------------
Total current liabilities and
total liabilities			   224,559      (4,714)       239,845
					---------------------------------------

Common Stock				       301         -              301
Additional paid-in capital		   681,089         -          681,089
Deficit					  (917,467)      3,919       (913,548)
					---------------------------------------
Total stockholders' equity (deficiency)   (236,077)      3,919       (232,158)
					---------------------------------------
Total liabilities and stockholders'
equity (deficiency)		    $        8,482        (795)         7,687
					---------------------------------------


The effect of the restatement adjustments on the statement of operations for the nine months ended March 31, 2009 follows:

					As Previously
					 Reported      Adjustments  As Restated
					---------------------------------------
Revenues			    $          -            -             -
General and administrative expenses        220,395        3,919       216,476
					---------------------------------------
Net loss			    $     (220,395)      (3,919)     (216,476)
					---------------------------------------
Net loss per common share
- basic and diluted		    $        (0.01)        0.00         (0.01)
					---------------------------------------

Note 9- Subsequent Events

1. Asset Purchase and Sale Agreement

On April 1, 2009, the Company executed an Asset Purchase and Sale
Agreement with First Light Resources Inc. ("First Light"), an
Ontario corporation and acquired certain intangible assets and 6 mining claims located in Ontario, Canada. (see Note 1).


2. Common Stock

On April 10, 2009, the Company issued a total of 55,000,000 restricted shares of common stock to three designated parties of First Light pursuant to the Asset Purchase and Sale Agreement dated April 1, 2009 (see Note 1).

On June 4, 2009, the Company issued a total of 15,000,000 free trading shares of common stock to four consultants pursuant to the Company's 2009 Non-Qualified Stock Compensation Plan which was approved on April 8, 2009.

3. Joint Venture Termination

On May 1, 2009, the Company and Beijing Hua Ju Net Media Technology
Co. Ltd., a corporation organized and existing under the laws of the People's Republic of China ("Hua Ju"), entered into a Termination of
Joint Venture Agreement (the "Termination Agreement") (see Notes 1 and 3). The Termination Agreement provided for the termination of the joint venture formed pursuant to the Joint Venture Agreement dated March 16, 2007 (the "Joint Venture Agreement") between the Company and Hua Ju, under which the parties had agreed to jointly conduct a video sharing web site and other related Internet media businesses in the People's Republic of China.


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

Overview of the Company's Business

We are a start-up, development stage company and have not yet generated or realized any substantial revenues from our business activities. We were incorporated in the State of Nevada on May 18, 2005. Initially, we acquired the right to conduct exploration activities on one property, but we did not own the property. The property consists of one mineral claim containing 622 acres located in Similkameen region of British Columbia, Canada. We had intended to explore for gold on the property. We have not found any commercially viable mineral deposit, or a reserve, yet. We do not plan to have further exploration on this property.

On May 1, 2009, the Company and Beijing Hua Ju Net Media
Technology Co. Ltd., a corporation organized and existing under the laws of the People's Republic of China ("Hua
Ju"), entered into a Termination of Joint Venture Agreement
(the "Termination Agreement"). The Termination Agreement provides for the termination of a joint venture formed pursuant to a Joint Venture Agreement, dated March 16, 2007
(the "Joint Venture Agreement"), between the Company and
Hua Ju, under which the parties had jointly conducted a video sharing web site and other related Internet media businesses in the People's Republic of China since 2007.



On April 1, 2009, the Company and First Light Resources,
Inc., a company organized and existing under the laws in Ontario, Canada ("First Light"), entered into an Asset Sale and Purchase Agreement (the "Agreement"). First Light is a junior mineral resource exploration company, exploring and developing economically viable mineral deposits situated in well know and historically proven mining areas
("Business").

The Company will purchase all of First Light's right, title, and interest in and to the following assets of First
Light used in the operations of the Business except excluded asset as defined in the contract.

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

Our officers and directors are unwilling to make any additional commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely or look for other opportunities. Other than as described in the preceding paragraphs, we have no other financing plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

None



ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or are likely to materially affect the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in the Form 10-K filed October 3, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

On March 4, 2008, the Company issued 1,400,000 restricted shares of common stock as partial compensation for certain specified investor relations services for a period of 3 months commencing March 1, 2008. The Company is amortizing the $95,200 estimated fair value of the 1,400,000 restricted shares at March 4, 2008 ratably over the 3 month period.

On April 10, 2009, the Company issued 55,000,000 restricted shares of common stock as payment to First Light Resources
Inc. as per the Asset Purchase and Sale Agreement on April
1, 2009.

On June 4, 2009, the Company issued 15,000,000 free trading shares of common stock to four consultants as per the Company's 2009 Non-Qualified Stock Compensation Plan which was approved on April 8, 2009.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None






ITEM 6. EXHIBITS AND CERTIFICATIONS

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 22, 2009

      CHINA YOUTV CORP.


By: /S/ Brian Steward
        Brian Steward
      Chief Executive Officer
          and Director



By: /S/ Michael Lee
        Michael lee
      Chief Accounting Officer




Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brain Stewart, Director and Chief Executive Officer of
China YouTV Corp. certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of
China YouTV Corp. ;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information;
and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : September 22, 2009

  Signature : /s/ Brian Stewart

               Brian Stewart
              Director and Chief
	      Executive Officer


Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee, Chief Financial Officer of China YouTV
Corp. certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of
China YouTV Corp. ;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information;
and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : September 22, 2009

  Signature : /s/ Michael Lee

                 Michael Lee
	Chief Financial Officer



EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China
YouTV Corp. (the "Company") on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"),

I, Brian Stewart, Chief Executive Officer of the
 Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted  pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
 requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                    /s/ Brian Stewart
	                   -------------
                       Brian Stewart
       		    Chief Executive Officer

September 22, 2009








EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China
YouTV Corp., (the "Company") on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"),

I, Michael Lee, Chief Financial Officer of the
 Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted  pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
 requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                        /s/ Michael Lee
                           -------------
                           Michael Lee
                         Chief Financial Officer
September 22, 2009






