Form 10-K
period 2009-06-30
CHINA YOUTV CORP.
filed 2009-10-14
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY



FORM 10-K
(Annual Report)


Filed  10/14/09 for the Period Ending 06/30/09


Address		8th Floor, MeiLinDaSha, Ji 2, GongTi Road, East,
		Beijing, China 10027

Telephone	(8610) 5921-2300

CIK		0001329136

Symbol		MELY

SIC Code	3670

Industry	Electronic Components & Accessories

Sector		Electrical & Electronic Equipment Except Computers

Fiscal Year	06/30





UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
June 30, 2009.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number : 333-130767

MICROELECTRONICS TECHNOLOGY COMPANY
(formerly CHINA YOUTV CORP.)
(Exact name of registrant as specified in its charter)

	Nevada					N/A
(State or other jurisdiction		(IRS Employer
of incorporation or organization)	 Identification No.)

8th Floor, MeiLinDaSha, Ji 2, GongTi Road, East, Beijing,
China 10027
(Address of principal executive offices, including zip code)

	8610-5921-2300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known
seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes (  )   No ( X )


Indicate by check mark if the registrant is not required to
file reports pursuant to Section 13 or Section 15(d) of the
Act.  Yes (   )  No ( X )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )  No (  )

Indicate by check mark whether the registrant has submitted
electronically and posted on its corporate Web site, if
any, every Interactive Data File required to be submitted
and posted pursuant to Rule 405 of Regulation S-T ( 232.405
of this chapter ) during the preceding 12 months (or for
such shorter period that the registrant was required
to submit and post such files).  Yes (   )   No (   )

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange
Act.

Large accelerated filer  (  ) 	Accelerated filer (  )

Non-accelerated filer (  )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )


The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $165,180 based upon the closing sales price of the Registrant's Common Stock as reported on the Over-the-Counter Bulletin Board of $0.003

At October 6, 2009, the Company had outstanding of 100,060 shares of Common Stock, $0.00001 par value per share.




MICROELECTRONICS TECHNOLOGY COMPANY

FORM 10-K

For the Fiscal Year Ended June 30, 2009

TABLE OF CONTENTS

PART I								Page
Item 1	Business						1-3
Item 1A	Risk Factors						3
Item 1B	Unresolved Staff Comments				3
Item 2	Properties						4
Item 3	Legal Proceedings					4
Item 4	Submission of Matters to a Vote of			5
	Security Holders

PART II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities					5-8
Item 6	Selected Financial Data					8
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations			8-10
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk						10
Item 8	Financial Statements and Supplementary Data		11-27
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure			28
Item 9A	Controls and Procedures					28-29
Item 9B	Other Information					29

PART III
Item 10	Directors, Executive Officers and Corporate Governance	29-31
Item 11	Executive Compensation					31-32
Item 12 Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters		32
Item 13	Certain Relationships and Related Transactions, and
	Director Independence					32
Item 14	Principal Accounting Fees and Services			33-34

PART IV
Item 15	Exhibits, Financial Statement Schedules			34-40
		Signatures






   PART I

   This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private
Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of
Financial Condition and Results of Operations" and in other sections of this Form 10-K. Words such as "may," "will,"
"should," "could," "expect," "plan," "anticipate,"
"believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

   Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange
Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 1. Description of Business

General Description and Development of Business

We are a start-up, Development Stage Corporation and have not yet generated or realized any revenues from our business activities. We were incorporated in the State of Nevada on May 18, 2005. Initially, we have the right to conduct exploration activities on one property, but we do not own any interest in any property. The property consists of one mineral claim containing 622 acres located in the Similkameen region of British Columbia, Canada. The one property consists of one mineral claim. We had intended to explore for gold on the property. We haven't found any commercially viable mineral deposit, or a reserve. We do not plan to have further exploration on this property.

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

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. ("First Light"), relating to the mineral exploration industry pursuant to an Asset
Purchase and Sale Agreement. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of common stock from 30,060 shares to 85,060 shares.

Effective October 6, 2009, the Company effectuated a 1 for
1,000 reverse stock split, thereby reducing the issued and outstanding shares of Common Stock from 100,060,000 prior to the reverse split to 100,060 following the reverse split. This Form 10-K has been retroactively adjusted to reflect this reverse stock split.


Liquidity and Financial Resources

The Company is in the development stage and has not generated any revenues and has incurred losses of $938,207 since inception. At June 30, 2009, the Company had $299 cash, other current assets of $124,912 and $253,028 in current liabilities. Further, the Company incurred a loss of $241,135 during the year ended June 30, 2009. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Item 1A. Risk Factors

As the Company has no recent operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.
This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF
MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

Item 1B.  Unresolved Staff Comments

None


Item 2.  Properties

The Company neither rents nor owns any properties. The
Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.


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

In April 2008, a legal action was brought by a third party against the Company alleging violations of the Pennsylvania
Unsolicited Telecommunication Advertisement Act. The action, which sought total damages of approximately $7,100 was dismissed prior to June 30, 2008.

In July 2008, the Company received a letter from the attorney of the investor relations firm which received
1,400 restricted shares of common stock that had been issued as partial compensation for certain specified investor relations services for a period of 3 months commencing March 1, 2008. The letter asserts that the Company is obligated to issue an additional 842 shares of common stock to the investor relations firm and failure to do so will result in legal action. The Company believes that it has meritorious defenses to any legal action brought.


Item 4.  Submission of Matters to a Vote of Security
Holders

There were no matters submitted to a vote of security holders during the forth quarter of 2009.


PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities

The Company's Common Stock is presently quoted on the National Association of Securities Dealers' Over-the-
Counter Bulletin Board and on the "Pink Sheets" under the symbol "MELY".

As of June 30, 2009, the Company had approximately 12 shareholders on record of its common stock. The Company has not paid cash dividends on its common stock. The
Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock.
Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report, as reported by the National Association of Securities Dealers Over the
Counter Bulletin Board National Quotation System. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

2009
				High		Low

1st Quarter			0.0500		0.0090
2nd Quarter			0.0140		0.0025
3rd Quarter			0.0140		0.0015
4th Quarter			0.0340		0.0020


2008	 			High		Low

1st Quarter			0.45		0.23
2nd Quarter			0.37		0.10
3rd Quarter			0.12		0.08
4th Quarter			0.07		0.05


The Transfer Agent for the Company's Common Stock is
Presidents Stock Transfer, located at 900 - 850 West
Hastings Street, Vancouver, B.C. V6C 1E1 Canada.

Section 15(g) of the Securities Exchange Act of 1934:
The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding
$200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale.
Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company's securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities.
These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing;
terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators
Association, for information on the disciplinary history of broker/dealers and their associated persons.

RECENT SALES OF UNREGISTERED SECURITIES

On July 1, 2007, the Company issued a total of 250 shares of common stock to three consultants pursuant to a Consultancy Services Agreement dated March 10, 2007. Under this agreement, the consultants are to perform certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing April
1, 2007. The total consideration to be paid the consultants was 250 free trading shares of Company common stock
(which was issued and delivered on July 1, 2007). The
Company is amortizing the $187,500 estimated fair value of the 250 shares at March 10, 2007 ratably over the 18 month term of the agreement.

On October 1, 2007, the Company issued a total of 4,500 shares of common stock to five consultants pursuant to a Consultancy Services Agreement dated October 1, 2007. Under this agreement, the consultants are to perform certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing

October 1, 2007. The total consideration to be paid the consultants was 4,500 free trading shares of Company common stock (which was issued and delivered on October 1, 2007). The Company is amortizing the $315,000 estimated fair value of the 4,500 shares at October 1, 2007 ratably over the 18 month term of the agreement.

On March 4, 2008, the Company issued 1,400 restricted shares of common stock as partial compensation for certain specified investor relations services for a period of 3 months commencing March 1, 2008. The Company is amortizing the $95,200 estimated fair value of the 1,400 restricted shares at March 4, 2008 ratably over the 3 month period.

On April 10, 2009, the Company issued 55,000 restricted shares of common stock as payment to First Light Resources
Inc. as per the Asset Purchase and Sale Agreement on April
1, 2009.


On June 4, 2009, the Company issued 15,000 free trading shares of common stock to four consultants as per the Company's 2009 Non-Qualified Stock Compensation Plan which was approved on April 8, 2009.

Effective October 6, 2009, the Company effectuated a 1 for
1,000 reverse stock split, thereby reducing the issued and outstanding shares of Common Stock from 100,060,000 prior to the reverse split to 100,060 following the reverse split. This Form 10-K has been retroactively adjusted to reflect this reverse stock split.

In addition, effective October 6, 2009, the Company's quotation symbol on the Over-the-Counter Bulletin Board and Pink Sheets were changed from CYTV to MELY.

The Company has not issued any stock options or other convertible securities.

Item 6. Selected Financial Data.

Not applicable

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.
Certain statements contained in this report, including, without limitation, statements containing the words
"believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of
1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

The Company does not currently engage in any business activities that provide cash flow. The Company is currently in the development stage.

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

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. ("First Light"), relating to the mineral exploration industry pursuant to an Asset
Purchase and Sale Agreement. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of common stock from 30,060 shares to 85,060 shares.

Results of Operations for the Years ended June 30, 2009

The audited operating results and cash flows are presented for the year ended June 30, 2009 and 2008 and for the period of inception to June 30, 2009.

Revenue. There are no revenue for the year ended June 30, 2009 and 2008.

Operating Expenses. For the year ended June 30, 2009, the company had total operating expenses of $241,135 as compared to $492,843 for the year ended June 30, 2008.

Consulting Fees. For the year ended June 30, 2009, the company had consulting fees of $210,986 as compared to $302,047 for the year ended June 30, 2008, a decrease of $91,061 in consulting fees.

Professional Fees. For the year ended June 30, 2009, the company had professional fees of $14,165 as compared to $68,100 for the year ended June 30, 2008, a decrease of $53,935.

Net Loss. The net loss for the year ended June 30, 2009, was $241,135 as compared to $492,843 for the year ended
June 30, 2008, a decrease of $251,708.

Liquidity and Financial Resources

The Company remains in the development stage since inception. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.
The directors have also advanced funds into the Company to cover cash flow deficiencies. The advances have no stated repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. Our cash position as of June 30, 2009 was $299.
Since inception, we have no revenue and have accumulated operating losses of $938,207. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

Item 7A. Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Item 8.  Financial Statements and Supplementary Data
Microelectronics Technology Company

Index to Financial Statements

Contents
							Pages
Report of Independent Registered Public
Accounting Firm						  12

Balance Sheets as of June 30, 2009 and 2008		  13

Statements of Operations for the year ended
June 30, 2009 and 2008 and for the period
May 18, 2005 (Inception) to June 30, 2009		  14

Statements of Stockholders' Equity for the
Period May 18, 2005 (Inception) to June 30,
2009							  15

Statements of Cash Flows for the year ended
June 30, 2009 and 2008 and for the period
May 18, 2005 (Inception) to June 30, 2009     		  16

Notes to Financial Statements  			        17 - 28









REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microelectronics Technology Company (formerly China YouTV Corp.)

I have audited the accompanying balance sheet of Microelectronics Technology Company (the Company), a development stage company, as of June 30, 2009 and 2008 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended June 30, 2009 and 2008, and for the period May 18, 2005 (inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microelectronics Technology Company, a development stage company, as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the year ended June 30, 2009 and 2008, and for the period May 18, 2005 (inception) to June 30, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The balance sheet of the Company as of June 30, 2009 includes mineral claims acquisition costs of $124,912. As described in Note 4 to the financial statements, the Company has not yet determined whether the mineral properties contain resources that are economically recoverable.

                          /s/ Michael T. Studer CPA P.C.
				-------------------
                              Michael T. Studer CPA P.C.


Freeport, New York
October 12, 2009



Microelectronics Technology Company (formerly China YouTV Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars )

						  June 30,	June 30,
 					 	    2009 	  2008
     ASSETS

 Current Assets
  Cash				    	      $      299     $   24,484
  Prepaid expenses                  		     -            2,136
 						 ----------------------
 Total current assets				     299	 26,620
  Mineral claims acquisition costs               124,912            -
					         ----------------------
Total assets				      $  125,211     $   26,620
					         ----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

    Liabilities

 Current Liabilities
  Accounts payable and accrued liabilities  $     62,944     $   60,968
  Due to related party                           190,084        170,084
					         ----------------------
Total current liabilities and total liabilities  253,028        231,052
						 ----------------------

Stockholders' Equity (Deficiency)
 Preferred stock, $0.00001 par value:
 Authorized 200,000,000 shares,
 issued and outstanding 0 and 0 shares,
 respectively            			     -              -
Common stock, $0.00001 par value:
 Authorized 200,000,000 shares,
 issued and outstanding, 100,060
 and 30,060 shares, respectively                       1            -
 Additional paid-in capital                      945,389        681,390
 Deferred stock-based compensation              (135,000)      (188,750)
 Accumulated deficit          		        (938,207)      (697,072)
						-----------------------
Total stockholders' equity (deficiency)         (127,817)      (204,432)
						-----------------------
Total liabilities and stockholders'
equity (deficiency)		            $    125,211    $    26,620
						-----------------------




The accompanying notes are an integral part of these financial statements.


Microelectronics Technology Company (formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars )

								Cumulative
								during the
								development
								stage (May 18,
			     		Year ended June 30,	2005 to
					 2009      2008         June 30, 2009)

Revenue 			     $     -      $    -      $        -
				       -----------------------------------

Expenses

 General and administrative            241,135     492,843         930,735

 Impairment of mineral claim
 acquisition costs and mineral
 claim exploration and carrying
 costs                                     -           -             7,794
				       -----------------------------------
Total operating expenses               241,135     492,843         938,529
				       -----------------------------------

Operating loss        		      (241,135)   (492,843)       (938,529)

Other income
 Interest income               		   -           -               322
				       -----------------------------------
Net loss 			   $  (241,135) $ (492,843)   $   (938,207)
				       -----------------------------------

Net loss per common Share
 - Basic and Diluted		   $     (5.43) $    (17.61)

Weighted average number
of common shares outstanding              44,389    27,984


The accompanying notes are an integral part of these financial statements.



Microelectronics Technology Company (formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 18, 2005 (Inception) to June 30, 2009
(Expressed in US Dollars )

									Total
		     Common Stock,  Additional Deferred           Stockholders'
 		  $0.00001 Par value  Paid-In Stock-Based  Accum.     Equity
		  Shares   Amount     Capital Compensation Deficit (Deficiency)

Shares for cash,
May 19, 2005        10,000 $    -        10        -         -            10
Net loss for
the period             -        -        -          -     (14,936)    (14,936)
		    ----------------------------------------------------------
Balance,
June 30, 2005       10,000      -        10         -     (14,936)    (14,926)
Shares for cash,
Sept 29, 2005       13,800      -    34,500         -         -        34,500
Net loss for
the year               -        -        -          -     (27,540)    (27,540)
		    ---------------------------------------------------------
Balance,
June 30, 2006       23,800      -    34,510         -     (42,476)     (7,966)
Shares for serv.
June 22, 2007          100      -    44,680         -         -        44,680
Shares for serv.
June 22, 2007           10      -     4,500         -         -         4,500
Shares for serv.
July 1, 2007           250      -   187,500    (187,500)      -           -
Amortization of
stock-based
compensation           -        -       -        31,250       -        31,250
Net loss
for the year           -        -       -           -    (161,753)   (161,753)
		    ---------------------------------------------------------
Balance,
June 30, 2007       24,160      -   271,190    (156,250) (204,229)    (89,289)
Shares for serv.
Oct 1, 2007          4,500      -   315,000    (315,000)      -           -
Shares for serv.
Mar 4, 2008          1,400      -    95,200     (95,200)      -           -
Amortization of
stock-based
compensation           -        -       -       377,700       -       377,700
Net loss
for the year           -        -       -           -    (492,843)   (492,843)
		    ---------------------------------------------------------
Balance,
June 30, 2008       30,060      -   681,390    (188,750) (697,072)   (204,432)
Shares as per
Assets and
Purchase Agreement
with First Light
Resources, Inc.on
April 1, 2009       55,000       1  113,999         -         -       114,000
Shares for serv.
June 4, 2009        15,000      -   150,000    (150,000)      -           -
Amortization of
stock-based
compensation           -        -       -       203,750       -       203,750
Net loss
for the year           -        -       -           -    (241,135)   (241,135)
		    ---------------------------------------------------------
Balance,
June 30, 2009      100,060   $   1  945,389    (135,000) (938,207)   (127,817)
		    ---------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


Microelectronics Technology Company (formerly China YouTV Corp.)
(A Development Stage Company)
Statements Of Cash Flows
(Expressed in US Dollars )

								   Cumulative
								   during the
							           development
							         stage (May 18,
          				  Year ended June 30,       2005 to
					   2009        2008      June 30, 2009)
Cash Flows (Used In) Provided By :

Operating Activities
 Net Loss                           $  (241,135)  $ (492,843)   $   (938,207)
 Adjustments to reconcile net
 loss to net cash used
 in operating activities:
  Impairment of mineral
  property costs                            -            -             6,033
  Stock-based compensation              203,750      377,700         661,880

Changes in operating assets
and liabilities:
 Prepaid expenses                         2,136         (432)            -
 Accounts payable and accrued
 liabilities                             (8,936)       24,173         52,032
					------------------------------------
Net cash used in operating activities   (44,185)     (91,042)       (218,262)
					------------------------------------

Investing Activities
 Mineral claim acquisition
 costs incurred                             -            -            (6,033)
					------------------------------------
Net cash used in investing activities       -            -            (6,033)
					------------------------------------

Financing Activities
 Loans from related party                20,000      107,964         190,084
 Proceeds from sales of common stock        -            -            34,510
					------------------------------------
Net cash provided by financing
activities                               20,000      107,964         224,594
					------------------------------------
Increase/(Decrease) in Cash             (24,185)      16,562             299

Cash, beginning                          24,484        7,922             -

Cash, ending                          $     299   $   24,484     $       299



Supplemental disclosure of cash flow information:

 Interest paid                        $     -     $      -       $       -

 Income tax paid                      $     -     $      -       $       -

Noncash investing and financing activities:

 Acquisition of mineral claims in
 exchange for 55,000 shares of
 Common Stock and assumption of
 $10,912 accounts payable		124,912          -               -



The accompanying notes are an integral part of these financial statements.



Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Note 1 - Organization and Business Operations

Microelectronics Technology Company (the "Company") was incorporated in the State of Nevada on May 18, 2005 under the name Admax Resources Inc., which name was changed on February 9, 2007 to China YouTV Corp. and then to Microelectronics Technology Company on August 31, 2009. From May 18, 2005 to March 15, 2007, the Company's business operations were limited to the acquisition of a mineral claim in British Columbia, Canada and the performance of a limited amount of exploration work.

On March 16, 2007, the Company entered into a Joint Venture Agreement with Beijing Hua Ju Net Media Technology Co. Ltd. ("Hua Ju") for a term of 20 years to be organized in Beijing, People's Republic of China ("China"). The purpose of the Joint Venture was to conduct a video sharing website and other related internet interactive media businesses in China.
(See Note 3). On May 1, 2009, the Joint Venture Agreement was terminated.


On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. ("First Light"), primarily 6 mineral claims located in Ontario Canada, pursuant to an Asset Purchase and Sale Agreement. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction.

The Company is in the development stage and has not generated any revenues and has incurred losses of $938,207 since inception. At June 30, 2009, the Company had $299 cash and $253,028 in current liabilities. For the years ended June 30, 2009 and 2008, the Company had net losses of $241,135 and $492,843, respectively. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.



Note 2 -  Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year end is June 30.

b)	Use of Estimates

The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax valuations.
The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended June 30, 2009 and 2008, except for net loss, the



Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Financial Instruments

SFAS No. 157, "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related party.
Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.


g)	Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of -production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS
No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting
Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September
30, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "Accounting for Transfers of Financial Assets", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB No. 140". The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS
No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments
Granted in Share-Based Payment Transactions Are Participating Securities". FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.
The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of
Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective on November 15, 2008 following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section
411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments;
(b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements. In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.


Note 3 - Joint Venture with Beijing Hua Ju Net Media Technology Co. Ltd. ("Hua Ju")

Under the Joint Venture Agreement, the Company was to contribute RMB510,000 ($74,639) to the Joint Venture, was to own 51% of the joint venture company, was to appoint a majority of the seats on the board of directors, was to provide the required working capital for the Joint Venture, and was to be in charge of the Joint Venture's accounting management. Hua Ju was to contribute RMB490,000 ($71,712) to the Joint Venture, was to own 49% of the joint venture company, was to appoint a minority of the seats on the board of directors, was to contribute its website and customer contracts to the Joint Venture, and was to be in charge of the Joint Venture's daily operations for at least three years. The former President of the Company was also the President of Hua Ju.

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


Note 4 - Mineral Claims

As discussed in Note 1, the Company acquired 6 mineral claims located in Ontario Canada for total consideration of $124,912, which represents First Light's represented amount of exploration costs on the properties.

At October 12, 2009, the Company has not yet determined whether the properties contain reserves that are economically recoverable.

Note 5 - Due to Related Party

The due to related party liability is due to a former officer and director, does not bear interest, and is due on demand.

Note 6 - Common Stock

On July 1, 2007, the Company issued a total of 250 shares of common stock to three consultants pursuant to a Consultancy Services Agreement dated
March 10, 2007. Under this agreement, the consultants performed certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing April 1, 2007. The total consideration paid the consultants was 250 free trading shares of Company common stock (which was issued and delivered on July 1, 2007). The Company amortized the $187,500 estimated fair value of the 250 shares at March 10, 2007 ratably over the 18 month term of the agreement.

On October 1, 2007, the Company issued a total of 4,500 shares of common stock to five consultants pursuant to a Consultancy Services Agreement dated October 1, 2007. Under this agreement, the consultants performed certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing October 1, 2007. The total consideration paid the consultants was 4,500 free trading shares of Company common stock (which was issued and delivered on October 1, 2007). The Company amortized the $315,000 estimated fair value of the 4,500 shares at October 1, 2007 ratably over the 18 month term of the agreement.

On March 4, 2008, the Company issued 1,400 restricted shares of common stock as partial compensation for certain specified investor relations services for a period of 3 months commencing March 1, 2008. The Company amortized the $95,200 estimated fair value of the 1,400 restricted shares at March 4, 2008 ratably over the 3 month period.

On April 3, 2009, the Company issued a total of 55,000 restricted shares of common stock to three designated parties of First Light pursuant to the Asset Purchase and Sale Agreement dated April 1, 2009 (see Note 1).

On June 4, 2009, the Company issued a total of 15,000 free trading shares of common stock to four consultants pursuant to the Company's 2009 Non-Qualified Stock Compensation Plan which was approved on April 8, 2009. The Company amortizing the $150,000 estimated fair value of the 15,000 shares at June 4, 2009 ratably over the period May 1, 2009 to December 31, 2010.

The Company has not issued any stock options or other convertible securities.

Note 7 - Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Deferred tax assets consist of:

					June 30,	June 30,
					  2009		  2008
					-----------------------
Net operating loss carryforward	     $  147,247		134,163
Less valuation allowance	       (147,247)       (134,163)
					-----------------------
Net				     $      -               -
					-----------------------


Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $147,247 attributable to the future utilization of the $420,707 net operating loss carryforward as of June 30, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028 and 2029 in the amounts of $14,936, $27,540, $130,503, $210,343 and $37,385 respectively.

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

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income (loss) before income taxes. The reconciliation is as follows:



					Year ended June 30,
					2009	   2008
					------------------
Expected tax at 35 percent	    $  (84,397)  $ (172,495)
Nondeductible stock-based
 compensation				71,313	     98,875
Change in valuation allowance	        13,084       73,620
					-------------------
Actual provision for income taxes	   -            -
					-------------------


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

In July 2008, the Company received a letter from the attorney of an investor relations firm referred to in paragraph 3 of Note 6. The letter asserted that the Company is obligated to issue an additional 842 shares of common stock to the investor relations firm and failure to do so will result in legal action. The Company believes that it has meritorious defences to any legal action brought.

Note 9- Subsequent Events

Effective as of August 24, 2009, Mr. John Sadowski resigned as a Director and President of the Company and the Board of Directors appointed Brian Stewart as Director and President of the Company.

On August 31, 2009, the Board of Directors of China YouTV Corp. approved a proposal to change the name of China YouTV Corp. to Microelectronics Technology Company. Effective October 6, 2009, the Company's quotation symbol on the Over-the-Counter Bulletin Board and Pink Sheets was changed from CYTV to MELY.


On October 5, 2009, the Company executed a Shares Purchase Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart Services Inc.("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company's common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree.

Effective October 6, 2009, the Company effectuated a 1 for 1,000 reverse stock split, thereby reducing the issued and outstanding shares of Common Stock from 100,060,000 prior to the reverse split to 100,060 following the reverse split. The financial statements have been retroactively adjusted to reflect this reverse stock split.


The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.




Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below
Management's Annual Report on Internal Control over
Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act
Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over
Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities
Exchange Act of 1934 (the "Exchange Act"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S.
generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of June 30, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.



This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
Management concluded in this assessment that as of June 30, 2009, our internal control over financial reporting is effective.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control
Persons and Corporate Governance.

(a) Identification of directors.

The following table furnishes the information concerning
Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify. They are:

	Name	Age		Title		Term

Brian Stewart	42	President and		Annual
			Director

Michael Lee	57	Secretary, Treasurer	Annual
			And Director



Notes.

On June 1, 2007, Jie Wang was appointed Director, Secretary and Treasurer of the company and on March 11, 2009, Jie
Wang was appointed as President of the company. On May 5, 2009, he resigned as President, Director, Secretary and Treasurer of the company.

On May 5, 2009, John Sadowski was appointed as the
President and Director of the company. He resigned on August 24, 2009.

On May 5, 2009, Michael Lee was appointed Director,
Secretary and Treasurer of the company.

On August 24, 2009, Brian Stewart was appointed as the
President and Director of the company.

(b) Identification of executive officers.

Strategic matters, critical decisions and day to day management are handled by the Company's directors.

(c) Identification of certain significant employees.

None

(d) Family relationships.

None

(e) Business experience.

Mr. Brian Stewart - President, Chief Executive Officer and
Director.

Mr. Stewart, has a Bachelor of Arts degree from Simon
Fraser University, majoring in Political Science. He also attended British Columbia's Institute of Technology where he studied Natural Resource Management. Mr. Stewart has over ten years of mining industry experience as he has worked for Teck Cominco and several TSX Venture Exchange companies in a variety of roles on assignments in Canada, the United States and throughout Latin America. He has lived in Honduras in Peru as a project manager for a

Vancouver exploration company. For the past five years Mr.
Stewart has been gaining experience in corporate finance, merger and acquisitions and public company restructuring.
He has served as an Officer and Director to publicly traded companies listed in Canada and the United States.

Mr. Michael Lee - Secretary, Treasurer and Director.

Mr. Lee, is a professional accountant, a member of the Association of Chartered Certified Accountants; U.K.
Michael has more than 30 years of management, accounting and auditing experience in various corporations. Michael is the Chief Financial Officer of President Corporate Group since August 1st, 2007. He is responsible for the preparation of financial statements and reports and compliance with the filings to SEC. He is proficient with the US and Canadian GAAP. Prior to this, he worked as an auditor with Crown Plaza Hotel Georgia from October 1999 to
January 2007.

TERM OF OFFICE

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11.  Executive Compensation.

No executives of the Company who served in such capacity at the end of the last fiscal year have total annual salary and bonus exceeded $100,000.

Executive Compensation


					  Non-     Non-
					 Equity   qualified
		Fees			Incentive Deffered   All
		Earned or Stock  Option	  Plan 	   Comp.     Other
		Paid in   Awards Awards   Comp.   Earnings   Comp.  Total
Name	  Year	Cash      ($)     ($)     ($)       ($)       ($)    ($)
-------------------------------------------------------------------------
(a)       (b)   (c)       (d)     (e)     (f)       (g)       (h)    (i)

Brian	 2007    0         0       0       0         0         0      0
Stewart  2008    0         0       0       0         0         0      0
	 2009    0         0       0       0         0         0      0

Michael  2007    0         0       0       0         0         0      0
Lee	 2008    0         0       0       0         0         0      0
	 2009    0         0       0       0         0         0      0



Officers who are also directors of China YouTV Corp. receive no cash compensation for services as a director. However, the directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meet


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.

As of October 6, 2009, there were 100,060 shares of common stock outstanding.


      					Amount and
					Nature of
Name and				Beneficial    Percentage
Address			   Position     Ownership	of class

Cale Corporation	  Shareholder	  10,000	   10%
430-5190 Neil Road,
Reno, NV 89502

International		  Shareholder	  30,000	   30%
Communications Corp.
1000 East Williams St.
Ste 204
Carson City, NY 89701

Presidents Corporate      Shareholder	  15,000	   15%
Group, Inc.
430-5190 Neil Road,
Reno, NV 89502



Item 13. Certain Relationships and Related Transactions, and Director Independence.

None


Item 14.  Principal Accountant Fees and Services.

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$  11,059	Michael T. Studer CPA P.C.
2008    $  30,400       Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009    $     0		Michael T. Studer CPA P.C.
2008    $     0		Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$     0		Michael T. Studer CPA P.C.
2008	$     0		Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1),
(2), and (3) was:

2009	$     0		Michael T. Studer CPA P.C.
2008	$     0		Michael T. Studer CPA P.C.

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.


Item 6.  Exhibits

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

Dated:  October 13, 2009

   Microelectronics Technology Company

      By: /S/ Brian Stewart
              Brian Stewart
       Chief Executive Officer
          & Director



     By: /S/ Michael Lee
             Michael lee
	Chief Financial
	  Officer




Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Stewart, Director and Chief Executive Officer of
Microelectronics Technology Company certify that :

1.  I have reviewed this Annual Report on Form 10-K of
Microelectronics Technology Company;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined inExchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure thatmaterial information relating to the registrant, including its consolidated subsidiaries, ismade known to us by others within those entities, particularly during the periodin which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to providereasonable assurance regarding the reliability of financial reporting and thepreparation of financial statements for external purpose in accordance with generalaccepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of thedisclosure controls and procedures, as of the end of the period covered by this reportbased on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation ofinternal control over financial reporting which are reasonably likely to adversely affectthe registrant's ability to record, process, summarized and report financial information;and

b. Any fraud, whether or not material, that involves management or other employeeswho have a significant role in the registrant's internal control over financial reporting.


    Dated : October 13, 2009

     Signature : /s/   Brian Stewart
                --------------------
                       Brian Stewart
         Director and Chief Executive Officer























Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee,  Chief Financial Officer of Microelectronics
Technology Company certify that :

1.  I have reviewed this Annual Report on Form 10-K of
Microelectronics Technology Company;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined inExchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure thatmaterial information relating to the registrant, including its consolidated subsidiaries, ismade known to us by others within those entities, particularly during the periodin which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to providereasonable assurance regarding the reliability of financial reporting and thepreparation of financial statements for external purpose in accordance with generalaccepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of thedisclosure controls and procedures, as of the end of the period covered by this reportbased on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financialreporting.


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


    Dated : October 13, 2009

       Signature : /s/   Michael Lee
                   --------------------
                         Michael Lee
                  Chief Financial Officer





























EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Microelectronics Technology Company (the "Company") on Form 10-K for the year ended June 30,
2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

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



    /s/ Brian Stewart
     ----------------
        Brian Stewart
     Chief Executive Officer

October 13, 2009














EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Microelectronics Technology Company (the "Company") on Form 10-K for the year ended June 30,
2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

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



     /s/ Michael Lee
      --------------
         Michael Lee
      Chief Financial Officer

October 13, 2009















