Form 10-Q
period 2009-09-30
MICROELECTRONICS TECHNOLOGY Co
filed 2009-12-11
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY

FORM 10-Q
(Quarterly Report)


Filed  12/11/09 for the Period Ending 09/30/09



Address		1702 ChinaChem Tower,
		34 - 37 Connaught Road,
		Central, Hong Kong, China.

Telephone	(852) 3106-3103

CIK		0001329136

Symbol		MELY

SIC Code	3670

Industry	Electronic Components & Accessories

Sector		Electrical & Electronic Equipment Except Computers

Fiscal Year	06/30







UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended
September 30, 2009.

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

1702 ChinaChem Tower, 34-37 Connaught Road, Central,
Hong Kong, China
(Address of principal executive offices, including zip code)

852-3106-3103
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )


At November 10, 2009, the Company had outstanding of
100,060 shares of Common Stock, $0.00001 par value per share.










MICROELECTRONICS TECHNOLOGY COMPANY
FORM 10-Q
For the Period Ended September 30, 2009
TABLE OF CONTENTS


PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements  ..........			1 - 7

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........		8 - 10

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.... 					10

Item 4T.Controls and Procedures...........			10

PART II

Item 1.	Legal Proceedings................			10

Item 1A.Risk Factors............				11

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds..					11

Item 3.	Defaults Upon Senior Securities.........		11

Item 4.	Submission of Matters to a Vote of Security Holders...	11

Item 5.	Other Information.........				11

Item 6.	Exhibits and Certifications......			12


















Part 1. Item 1. Financial Statements

MICROELECTRONICS TECHNOLOGY COMPANY


								Page No.

Balance Sheets as at September 30, 2009 and June 30, 2009	1

Statements of Operations
For the three months ended September 30, 2009 and 2008
and for the period May 18, 2005 (Inception) to
September 30, 2009.						2

Statements of Cash Flows
For the three months ended September 30, 2009 and 2008
and for the period May 18, 2005 (Inception) to
September 30, 2009						3

Notes to Financial Statements					4-7










MICROELECTRONICS TECHNOLOGY COMPANY

(Formerly: China YouTV Corp.)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

(Expressed in US Dollars)








Microelectronics Technology Company (formerly China YouTV Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars )

						Sept. 30,    June 30,
 						  2009        2009
					       (Unaudited)   (Audited)

ASSETS
  Current Assets
   Cash					   $       193          299
						-------------------
Total current assets                               193          299
Mineral claims acquisition costs               124,912      124,912
						-------------------
Total current assets and total assets          125,105      125,211


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
 Current Liabilities
 Accounts payable and accrued liabilities  $    34,863       62,944
 Due to related party                          218,351      190,084
						-------------------
Total current liabilities and
total liabilities                              253,214      253,028
						-------------------


Stockholders' Equity (Deficiency)
 Preferred stock, $0.00001 par value:
 Authorized 200,000,000 shares,
 issued and outstanding 0 and 0 shares,
 respectively                                       -            -
 Common stock, $0.00001 par value:
 Authorized 200,000,000 shares,
 issued and outstanding, 100,060 and
 100,060 shares, respectively                        1            1
 Additional paid-in capital                    945,389      945,389
 Deferred stock-based compensation            (112,500)    (135,000)
 Accumulated deficit                          (960,999)    (938,207)
						-------------------
Total stockholders' equity (deficiency)       (128,109)    (127,817)
						-------------------
Total liabilities and stockholders'
equity (deficiency)                       $    125,105      125,211
						-------------------



The accompanying notes are an integral part of these financial statements.






Microelectronics Technology Company (formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars )

								Cumulative
								during the
								development
         				Three months ended     stage (May 18,
                		           September 30,          2005 to
 					2009         2008     Sept. 30, 2009)

Revenue                            $      -            -               -
					---------------------------------

Expenses
   General and administrative         22,792      107,811         953,527
   Impairment of mineral claim
   acquisition costs and mineral
   claim exploration and carrying
   costs                                  -            -            7,794
					---------------------------------
Total operating expenses              22,792      107,811         961,321
					---------------------------------
Operating loss                       (22,792)    (107,811)       (961,321)
Other income
   Interest income                        -            -              322
					---------------------------------
Net loss                           $ (22,792)    (107,811)       (960,999)
					---------------------------------


Net loss per common Share
 - Basic and Diluted               $   (0.23)       (3.59)

Weighted average number
of common shares outstanding         100,060       30,060




The accompanying notes are an integral part of these financial statements.





Microelectronics Technology Company (formerly China YouTV Corp.)
(A Development Stage Company)
Statements Of Cash Flows
(Expressed in US Dollars )

								Cumulative
								during the
								development
            				Three months ended    stage (May 18,
               			          September 30,          2005 to
 					2009         2008     June 30, 2009)

Cash Flows (Used In) Provided By :
Operating Activities
 Net Loss                          $  (22,792)    (107,811)      (960,999)
 Adjustments to reconcile net
 loss to net cash used
 in operating activities:
  Impairment of mineral
  property costs                           -            -           6,033
  Stock-based compensation             22,500       83,750        684,380

Changes in operating assets
and liabilities:
  Prepaid expenses                         -         1,941             -
  Accounts payable and
  accrued liabilities                 (28,081)      (2,493)        23,951
					---------------------------------
Net cash used in operating activities (28,373)     (24,613)      (246,635)
					---------------------------------
Investing Activities
 Mineral claim acquisition
 costs incurred                            -            -          (6,033)
					---------------------------------
Net cash used in investing activities      -            -          (6,033)
					---------------------------------
Financing Activities
 Loans from related party              28,267       20,000        218,351
 Proceeds from sales of common stock       -            -          34,510
					---------------------------------
Net cash provided by
financing activities                   28,267       20,000        252,861
					---------------------------------

Increase/(Decrease) in Cash             (106)       (4,613)           193

Cash, beginning                          299        24,484             -
					---------------------------------
Cash, ending                       $     193        19,871            193

Supplemental disclosure of
cash flow information:
    Interest paid                         -             -              -
    Income tax paid                       -             -              -






The accompanying notes are an integral part of these financial statements.





Microelectronics Technology Company (formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

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

The Company is in the development stage and has not generated any revenues and has incurred losses of $960,999 since inception. At September 30, 2009, the Company had
$193 cash and $253,214 in current liabilities. Further, the Company incurred a loss of $22,792 during the three months ended September 30, 2009. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business.
However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Interim Financial Statements

The unaudited financial statements as of September 30, 2009
and for the three months ended September 30, 2009 and 2008 and for the period May 18, 2005 (inception) to September
30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form
10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September
30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2010. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United
States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2009 as included in our report on Form 10-K.




Note 3 - Mineral Claims

As discussed in Note 1, the Company acquired 6 mineral claims located in Ontario Canada for total consideration of $124,912, which represents First Light's represented amount of exploration costs on the properties.

At November 10, 2009, the Company has not yet determined whether the properties contain reserves that are economically recoverable.

Note 4 - Due to Related Party

On September 30, 2009, $218,351 was due to several individuals and corporations related to the Company. These amounts bear no interest and are due on demand; the Company recorded no imputed interest on these borrowings.

Note 5 - Common Stock

On April 3, 2009, the Company issued a total of 55,000 restricted shares of common stock to three designated parties of First Light pursuant to the Asset Purchase and Sale Agreement dated April 1, 2009 (see Note 1).

On June 4, 2009, the Company issued a total of 15,000 free trading shares of common stock to four consultants pursuant to the Company's 2009 Non-Qualified Stock Compensation Plan which was approved on April 8, 2009. The Company is amortizing the $150,000 estimated fair value of the 15,000 shares at June 4, 2009 ratably over the period May 1, 2009 to December 31, 2010.

The Company has not issued any stock options or other convertible securities.

Note 6 - Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income
Taxes. SFAS No. 109 requires the use of an asset and


liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The company has fully impaired any deferred tax asset due to the improbability of future taxable earnings.

Note 7 - Commitments and Contingencies

In July 2008, the Company received a letter from the attorney of an investor relations firm referred to in paragraph 3 of Note 6. The letter asserted that the Company is obligated to issue an additional 842 shares of common stock to the investor relations firm and failure to do so will result in legal action. The Company believes that it has meritorious defenses to any legal action brought.

Note 8- Subsequent Events

On October 5, 2009, the Company executed a Shares Purchase
Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart
Services Inc. ("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company's common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree.

Effective October 6, 2009, the Company effectuated a 1 for
1,000 reverse stock split, thereby reducing the issued and outstanding shares of Common Stock from 100,060,000 prior to the reverse split to 100,060 following the reverse split. The financial statements have been retroactively adjusted to reflect this reverse stock split.







PART I

   This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of
Operations" and in other sections of this Form 10-Q.
Words such as "may," "will," "should," "could," "expect,"
"plan," "anticipate," "believe," "estimate," "predict,"
"potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.
   Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


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

On October 5, 2009, the Company executed a Shares Purchase
Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart
Services Inc. ("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company's common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None




ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in the Form 10-K filed October 14, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

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

Dated:  December 11, 2009

Microelectronics Technology Company

By: /S/ Brian Stewart
             Brian Stewart
       Chief Executive Officer
         & Director

By: /S/ Michael Lee
             Michael lee
       Chief Financial Officer






