Form 10-K/A
period 2009-06-30
MICROELECTRONICS TECHNOLOGY Co
filed 2010-02-23
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY



FORM 10-K/A
(Annual Report)


Filed  02/23/10 for the Period Ending 06/30/09


Address		1702 ChinaChem Tower,
		34 - 37 Connaught Road, Central,
		Hong Kong, China

Telephone 	(852) 3106-3103

CIK		0001329136

Symbol		MELY

SIC Code	1000 - Metal Mining

Industry	Gold & Silver

Sector		Basic Materials

Fiscal Year	06/30








UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )





The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $165,180 based upon the closing sales price of the Registrant's Common Stock as reported on the Over-the-Counter Bulletin Board of $0.003

At February 8, 2010, the Company had outstanding of 100,060 shares of Common Stock, $0.00001 par value per share.




MICROELECTRONICS TECHNOLOGY COMPANY
FORM 10-K/A
For the Fiscal Year Ended June 30, 2009
TABLE OF CONTENTS

PART I								Page

Item 1	Business						1-3
Item 1A	Risk Factors						3
Item 1B	Unresolved Staff Comments				3
Item 2	Properties						4
Item 3	Legal Proceedings					4
Item 4	Submission of Matters to a Vote of			5
	Security Holders

PART II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities					5-8
Item 6	Selected Financial Data					8
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations			8-10
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk						10
Item 8	Financial Statements and Supplementary Data		11-25
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure			26
Item 9A	Controls and Procedures					26-27
Item 9B	Other Information					27

PART III
Item 10	Directors, Executive Officers and Corporate Governance	27-29
Item 11	Executive Compensation					30
Item 12 Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters		30-31
Item 13	Certain Relationships and Related Transactions, and
	Director Independence					31
Item 14	Principal Accounting Fees and Services			31-32

PART IV
Item 15	Exhibits, Financial Statement Schedules			33
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

Effective October 6, 2009, the Company effectuated a 1 for
1,000 reverse stock splits, thereby reducing the issued and outstanding shares of Common Stock from 100,060,000 prior to the reverse split to 100,060 following the reverse split. This Form 10-K has been retroactively adjusted to reflect this reverse stock split.



Liquidity and Financial Resources

The Company is in the development stage and has not generated any revenues and has incurred losses of $1,076,677 since inception. At June 30, 2009, the Company had $299 cash, other current assets of $125,211 and $256,498 in current liabilities. Further, the Company incurred a loss of $379,605 during the year ended June 30, 2009. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business.
However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.


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

Results of Operations for the Years ended June 30, 2009 and
2008

The audited operating results and cash flows are presented for the year ended June 30, 2009 and 2008 and for the period of inception to June 30, 2009.

Revenue. There are no revenue for the year ended June 30, 2009 and 2008.


Operating Expenses. For the year ended June 30, 2009, the company had total operating expenses of $379,605 as compared to $492,843 for the year ended June 30, 2008.

Consulting Fees. For the year ended June 30, 2009, the company had consulting fees of $297,206 as compared to $302,047 for the year ended June 30, 2008, a decrease of $4,841 in consulting fees.

Professional Fees. For the year ended June 30, 2009, the company had professional fees of $24,793 as compared to $68,100 for the year ended June 30, 2008, a decrease of $43,307.

Net Loss. The net loss for the year ended June 30, 2009, was $379,605 as compared to $492,843 for the year ended
June 30, 2008, a decrease of $113,238.

Liquidity and Financial Resources

The Company remains in the development stage since inception. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.
The directors have also advanced funds into the Company to cover cash flow deficiencies. The advances have no stated repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. Our cash position as of June 30, 2009 was $299.
Since inception, we have no revenue and have accumulated operating losses of $1,076,677. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

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






MICROELECTRONICS TECHNOLOGY COMPANY

(formerly China YouTV Corp.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2009 AND 2008

(Expressed in US Dollars)








MANNING ELLIOTT

CHARTERED ACCOUNTANTS

11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7

Phone : 604-714-3669	Web : manningelliott.com


Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Microelectronics Technology Company (formerly China YouTV Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Microelectronics Technology Company (A Development Stage Company) as of June 30, 2009 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and accumulated from July 1, 2008 to June 30, 2009. The financial statements for the period from May 18, 2005 (Date of inception) through June 30, 2008 include a net loss and comprehensive loss of $697,072. Our opinion on the statements of operations, stockholders' deficit and cash flows for the period May 18, 2005 (Date of inception) through June 30, 2008, insofar as it relates to amounts for prior periods through June 30, 2008, is based on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microelectronics Technology Company (A Development Stage Company) as of June 30, 2009 and the results of its operations and its cash flows for the year then ended and accumulated from July 1, 2008 to June 30, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 9 to the financial statements, the Company has restated the financial statements for the year ended
June 30, 2009.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
February 8, 2010



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microelectronics Technology Company (formerly China YouTV Corp.)

I have audited the accompanying balance sheet of Microelectronics
Technology Company (the Company), a development stage company, as of June 30, 2008 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year ended June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microelectronics Technology Company, a development stage company, as of June 30, 2008 and the results of its operations and its cash flows for the year ended June 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
    Michael T. Studer CPA P.C.


Freeport, New York
September 26, 2008



Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008
(Expressed in US dollars)

						June 30,	June 30,
						  2009           2008
						(Restated -
						 Note 8)

Current Assets
  Cash					$	    299          24,484
   Prepaid expenses			             -            2,136
						_______________________
Total current assets 				    299 	 26,620

Mineral claims acquisition costs                124,912              -
						_______________________
Total assets				        125,211          26,620
						_______________________

Liabilities and stockholders' deficit
  Current Liabilities
   Accounts payable			$        55,414          33,252
   Accrued liabilities				 11,000          27,716
   Due to former related party                  190,084         170,084
						_______________________
Total current liabilities and
total liabilities				256,498         231,052
						_______________________


Stockholders' deficit
   Preferred stock, $0.00001 par value:
      Authorized 200,000,000 shares,
      issued and outstanding, none issued            -               -
   Common stock, $0.00001 par value:
      Authorized 200,000,000 shares,
      issued and outstanding, 100,060
      and 30,060 shares, respectively                 1              -
   Additional paid-in capital                   945,389         681,390
   Deferred compensation			     -         (188,750)
   Accumulated deficit			     (1,076,677)       (697,072)
						_______________________
Total stockholders' deficit                    (131,287)       (204,432)
						_______________________
Total liabilities and
stockholders' deficit			$	125,211          26,620
						_______________________



The accompanying notes are an integral part of these financial statements.




Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

							     Accumulated
							      During the
							      Development
							     Stage (May 18,
				     Years ended June 30,       2005 to
				     2009           2008     June 30, 2009)
			     (Restated - Note 8)               (Restated)

Revenue			      $        -              -                -
				_________________________________________

Expenses
 General and administrative       379,605        492,843         1,069,205
 Impairment of mineral
 property costs                        -              -              7,794
				__________________________________________
Total operating expenses          379,605        492,843         1,076,999
				__________________________________________

Operating loss                   (379,605)      (492,843)       (1,076,999)

Other income
   Interest income                     -              -                322
				__________________________________________
Net loss 		      $  (379,605)      (492,843)       (1,076,677)
				__________________________________________


Net loss per common Share
 - Basic and Diluted          $     (8.55)        (17.61)

Weighted average number
of common shares outstanding       44,384         27,984



The accompanying notes are an integral part of these financial statements.




Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period May 18, 2005 (Inception) to June 30, 2009
(Expressed in US Dollars)

    								     Total
		     Common Stock Additional                      Stockholders'
		 $0.00001 Par value Paid-In  Deferred Accumulated    Equity
                 Shares    Amount   Capital    Comp.    Deficit     (Deficit)

Shares for
cash, May 19,
2005             10,000       -         10        -          -             10
Net loss for
the period           -        -         -         -     (14,936)      (14,936)
		_____________________________________________________________
Bal,
June 30, 2005    10,000       -         10        -     (14,936)      (14,926)
Shares for
cash,
Sept 29, 2005    13,800       -     34,500        -          -         34,500
Net loss for
the year             -        -         -         -     (27,540)      (27,540)
		_____________________________________________________________
Bal,
June 30, 2006    23,800       -     34,510        -     (42,476)       (7,966)
Shares for
services,
June 22, 2007       100       -     44,680        -          -         44,680
Shares for
services,
June 22, 2007        10       -      4,500        -          -          4,500
Shares for
services,
July 1, 2007        250       -    187,500  (187,500)        -             -
Amortization of
deferred
compensation         -        -         -     31,250         -         31,250
Net loss for
the year             -        -         -         -    (161,753)     (161,753)
		_____________________________________________________________
Bal,
June 30, 2007    24,160       -    271,190  (156,250)  (204,229)      (89,289)
Shares for
services,
October 1, 2007   4,500       -    315,000  (315,000)        -             -
Shares for
services,
March 4, 2008     1,400       -     95,200   (95,200)        -             -
Amortization
of deferred
compensation         -        -         -    377,700         -        377,700
Net loss for
the year             -        -         -         -    (492,843)     (492,843)
		_____________________________________________________________
Bal,
June 30, 2008    30,060       -    681,390  (188,750)  (697,072)     (204,432)
Shares for
mineral claims
on April 1,
2009             55,000        1   113,999        -          -        114,000
Shares for
services,
June 4, 2009     15,000       -    150,000        -          -        150,000
Amortization
of deferred
compensation         -        -         -    188,750         -        188,750
Net loss for
the year             -        -         -         -    (379,605)     (379,605)
		_____________________________________________________________
Bal,
June 30, 2009
(Restated)      100,060        1   945,389        -  (1,076,677)     (131,287)
		_____________________________________________________________




The accompanying notes are an integral part of these financial statements.




Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

								Accumulated
								During the
								Development
							      Stage (May 18,
				     Years ended June 30,        2005 to
 				       2009         2008      June 30, 2009)
			     (Restated - Note 8)                (Restated)

Cash Flows (Used In) Provided By:
Operating Activities
 Net Loss			$   (379,605)    (492,843)      (1,076,677)
 Adjustments to reconcile net
 loss to net cash used
  in operating activities:
  Impairment of mineral
  property costs			  -            -             6,033
  Stock-based compensation           338,750      377,700          796,880
Changes in operating assets
and liabilities:
  Prepaid expenses                     2,136         (432)              -
  Accounts payable and
  accrued liabilities                 (5,466)      24,173           55,502
				   _______________________________________
Net cash used in operating
activities			     (44,185)     (91,402)       (218,262)
				   _______________________________________

Investing Activities
 Mineral claim acquisition
 costs incurred                           -            -           (6,033)
				   _______________________________________
Net cash used in investing
activities                                -            -           (6,033)
				   _______________________________________

Financing Activities
 Advances from non-related
 party (Note 8)                       20,000      107,964         190,084
 Proceeds from sales of
 common stock                             -            -           34,510
				   ______________________________________
Net cash provided by financing
activities                            20,000      107,964         224,594
				   ______________________________________

Increase/(Decrease) in Cash          (24,185)      16,562             299

Cash - Beginning of Period            24,484        7,922              -

Cash - End of Period		$        299       24,484             299



Supplemental disclosure of cash flow information:

  Interest paid 		 $       -             -               -
  Income tax paid                        -             -               -

Non-cash investing and financing activities:
 Acquisition of mineral claims
 in exchange for 55,000 shares of
 common stock and assumption
 of $10,912 account payable	 $  124,912            -          124,912



The accompanying notes are an integral part of these financial statements.




Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended June 30, 2009 and 2008
(Expressed in US Dollars)

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

On March 16, 2007, the Company entered into a Joint Venture Agreement with Beijing Hua Ju Net Media Technology Co. Ltd. ("Hua Ju") for a term of 20 years to be organized in Beijing, People's Republic of China ("China"). The purpose of the Joint Venture was to conduct a video sharing website and other related internet interactive media businesses in China (See Note 3). On May 1, 2009, the Joint Venture Agreement was terminated.

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. ("First Light"), consisting primarily of mineral claims located in Ontario Canada, pursuant to an Asset Purchase and Sale Agreement. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction.

The Company is in the development stage and has not generated any revenues and has incurred losses of $1,076,677 since inception. At
June 30, 2009, the Company had $299 cash and $256,498 in current liabilities. For the years ended June 30, 2009 and 2008, the Company had net losses of $379,605 and $492,843, respectively. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments, which would be necessary should the Company be unable to continue as a going concern.

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



Note 2 - Summary of Significant Accounting Policies (continued)

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended June 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, and due to a former related party. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.




Note 2 - Summary of Significant Accounting Policies (continued)

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

j)	Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year period's presentation.

k)	Recently Issued Accounting Pronouncements

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



Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non -controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.



Note 2 - Summary of Significant Accounting Policies (continued)

k)	Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB
No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Note 4 - Mineral Claims

As discussed in Note 1, the Company acquired mineral claims located in Ontario Canada for total consideration of $124,912, which represents First Light's represented amount of exploration costs on the properties. Title to the mineral claims are being held in trust, on behalf of the Company, by Dog Lake Exploration Inc.

Note 5 - Common Stock

On July 1, 2007, the Company issued a total of 250 shares of common stock to three consultants pursuant to a Consultancy Services Agreement dated March 10, 2007. Under this agreement, the consultants performed certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing April 1, 2007.
The total consideration paid the consultants was 250 free trading shares of Company common stock (which was issued and delivered on July 1, 2007). The Company amortized the $187,500 estimated fair value of the 250 shares at March 10, 2007 ratably over the 18-month term of the agreement.

On October 1, 2007, the Company issued a total of 4,500 shares of common stock to five consultants pursuant to a Consultancy Services Agreement dated October 1, 2007. Under this agreement, the consultants performed certain specified consulting services relating to an on-line video sharing business for a term of 18 months commencing October 1, 2007.
The total consideration paid the consultants was 4,500 free trading shares of Company common stock (which was issued and delivered on October 1, 2007). The Company amortized the $315,000 estimated fair value of the 4,500 shares at October 1, 2007 ratably over the 18-month term of the agreement.

On March 4, 2008, the Company issued 1,400 restricted shares of common stock as partial compensation for certain specified investor relation's services for a period of 3 months commencing March 1, 2008. The Company amortized the $95,200 estimated fair value of the 1,400 restricted shares at March 4, 2008 ratably over the 3-month period.



Note 5 - Common Stock (continued)

On April 3, 2009, the Company issued a total of 55,000 restricted shares of common stock to three designated parties of First Light pursuant to the Asset Purchase and Sale Agreement dated April 1,
2009 (see Note 1).

On June 4, 2009, the Company issued a total of 15,000 free trading shares of common stock to four consultants pursuant to the Company's 2009 Non-Qualified Stock Compensation Plan, which was approved on April 8, 2009. The Company has not issued any stock options or other convertible securities.

Note 6 - Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2008 - 35%) The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company's income tax expense as reported is as follows:


	June 30,	June 30,
				          	 2009	         2008

Income tax recovery at statutory rate      $   (132,860)       (172,500)
Stock-based compensation                        118,560         132,200
Valuation allowance change                      (14,300)        (40,300)
					       ________________________
Provision for income taxes   		   $         -               -
					       ________________________


For the years ended June 30, 2009 and 2008, the valuation allowance established against the deferred tax assets increased by $14,300 and $40,300 respectively.

Deferred tax assets consist of:

						 June 30,	June 30,
						  2009           2008

Net operating loss carryforward             $    113,030         98,730
Less valuation allowance                        (113,030)       (98,730)
						_______________________
Net deferred tax asset                      $         -              -
						_______________________


Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $113,030 attributable to the future utilization of the $322,944 net operating loss carryforward as of June 30, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028 and 2029 in the amounts of $11,525,
$24,918, $130,503, $115,143 and $40,855 respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7 - Due to Former Non-Related Party

The Company's President and Director resigned in June 2007.

The amounts advanced are non-interest bearing and have no specific terms of repayment.




Note 8 - Restatement

The Company has restated its financial statements as at June 30, 2009 and for the year then ended to adjust for errors (items (a), (b) and (d)) and reclassification of amounts (item (c)). The effect of the restatement is to increase net loss by $138,470.

					 As at June 30, 2009
				_______________________________________

a) Balance Sheet	  	As Reported     Adjustment  As Restated

				     $              $		$

Current liabilities
 Accounts payable and
 accrued liabilities            (62,944)  a)      1,530       (66,414)
					  b)     (5,000)
 Due to related party           190,084   c)   (190,084)           -
 Due to former related party         -    c)    190,084       190,084

Stockholder's Deficit
 Deferred stock-based
 compensation		       (135,000)  d)    135,000            -
 Accumulated deficit           (938,207)       (138,470)   (1,076,677)



					  As at June 30, 2009
				_______________________________________

b) Statement of Operations      As Reported    Adjustment   As Restated

				     $             $            $
Operating Expenses
  General and administrative     241,135        138,470       379,605
_____________________________________________________________________

Net Loss for the Year           (241,135)      (138,470)     (379,605)

Net loss per common share
- basic and diluted		   (5.43)         (3.12)        (8.55)

a) To reduce amounts owing as accounts payable at June 30, 2009.
b) To record unbilled legal fees owing at June 30, 2009.
c) To reclassify amounts owing to a former related party.
d) To expense deferred compensation for fully vested shares issued.



Note 9 - Subsequent Events



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

On October 5, 2009, the Company executed a Shares Purchase Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart Services Inc. ("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company's common stock.
The closing, which is subject to satisfaction of certain conditions precedent to closing, was to take place on October
15, 2009, or at such other time as the parties may mutually agree. As at February 8, 2010, the transaction has not closed.


Effective October 6, 2009, the Company effectuated a 1 for 1,000 reverse stock split, thereby reducing the issued and outstanding shares of Common Stock from 100,060,000 prior to the reverse split to 100,060 following the reverse split. The financial statements have been retroactively adjusted to reflect this reverse stock split.

On October 15, 2009, the Company issued 3,500,000 restricted common shares at $0.01 per share. This included 1,250,000 shares to an Ontario Corporation described above.

On October 15, 2009, the Company authorized issuance of 110,000
Class A preferred shares at $0.01 per share.

On October 20, 2009, the Company authorized issuance of 3,600,000 common shares at $0.01 per share.

The Company has evaluated subsequent events through February 8, 2009 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.







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

Mr. Michael Lee - Secretary, Treasurer and Director.

Mr. Lee, is a professional accountant, an member of the Association of Chartered Certified Accountants; U.K.
Michael has more than 30 years of management, accounting and auditing experience in various corporations. Michael is the Chief Financial Officer of President Corporate Group since August 1st, 2007. He is responsible for the preparation of financial statements and reports and compliance with the filings to SEC. He is proficient with the US and Canadian GAAP. Prior to this, he worked as an auditor with Crown Plaza Hotel Georgia from October 1999 to
January 2007.

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
	 2009    0         0       0       0         0         0      0


Officers who are also directors of China YouTV Corp. receive no cash compensation for services as a director. However, the directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meet.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 6, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.





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

Dated:  February 23, 2010

Microelectronics Technology Company

By: /S/ Brian Stewart
         Brian Stewart
  Chief Executive Officer
      & Director

By: /S/ Michael Lee
        Michael lee
Chief Financial Officer




