Form 10-Q/A
period 2009-09-30
MICROELECTRONICS TECHNOLOGY Co
filed 2010-02-26
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY



FORM 10-Q/A
(Quarterly Report)


Filed  02/26/10 for the Period Ending 09/30/09




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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )


At February 10, 2010, the Company had outstanding of
100,060 shares of Common Stock, $0.00001 par value per share.






MICROELECTRONICS TECHNOLOGY COMPANY
FORM 10-Q/A
For the Period Ended September 30, 2009
TABLE OF CONTENTS


PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements  ..........			1 - 20

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........		21 - 23

Item 3.	Quantitative and Qualitative Disclosures
        about Market Risk.... 					23

Item 4T.Controls and Procedures...........			23

PART II

Item 1.	Legal Proceedings................			23

Item 1A.Risk Factors............				24

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds..					24

Item 3.	Defaults Upon Senior Securities.........		24

Item 4.	Submission of Matters to a Vote of Security Holders...	25

Item 5.	Other Information.........				25

Item 6.	Exhibits and Certifications......			25











Part 1. Item 1. Financial Statements

MICROELECTRONICS TECHNOLOGY COMPANY


								Page No.

Balance Sheets as at September 30, 2009 and June 30, 2009	1

Statements of Operations
For the three months ended September 30, 2009 and 2008
and for the period May 18, 2005 (Inception) to
September 30, 2009.						2

Statements of Cash Flows
For the three months ended September 30, 2009 and 2008
and for the period May 18, 2005 (Inception) to
September 30, 2009						3

Notes to Financial Statements					4-20











MICROELECTRONICS TECHNOLOGY COMPANY

(Formerly: China YouTV Corp.)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

(Expressed in US Dollars)













Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars )

						Sept. 30,	June 30,
 						  2009            2009
 					        (Restated-     (Restated-
			                          Note 7)       Note 7)

  Current Assets
   Cash					       $      193   $       299
						 ______________________
Total current assets                                  193           299
Mineral claims acquisition costs                  124,912       124,912
					         ______________________
Total assets                                      125,105       125,211
						 ______________________


Liabilities and Stockholders' deficit

  Current Liabilities
   Accounts payable 			       $   67,135   $    55,414
   Accrued liabilities                              2,000        11,000
   Due to former related party                    190,084       190,084
						 ______________________
Total current liabilities and total liabilities   259,219       256,498
						 ______________________

Stockholders' Deficit
   Preferred stock, $0.00001 par value:
      Authorized 200,000,000 shares,
      issued and outstanding, none issued              -             -
   Common stock, $0.00001 par value:
      Authorized 200,000,000 shares,
      issued and outstanding, 100,060 shares
      (June 2009 - 100,060)                             1             1
   Additional paid-in capital                     945,389       945,389
   Accumulated deficit                         (1,079,504)   (1,076,677)
					        _______________________
Total stockholders' deficit                      (134,114)     (131,287)
						_______________________
Total liabilities and stockholders' deficit    $  125,105   $   125,211
						_______________________




The accompanying notes are an integral part of these financial statements.



Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars )

								Cumulative
								during the
							        development
                   			Three months ended     stage (May 18,
                                           September 30,          2005 to
 					2009          2008    Sept. 30, 2009)
				   _________________________________________
				    (Restated-			(Restated)
				      Note 7)
____________________________________________________________________________

Revenue                           $        -    $        -    $           -
____________________________________________________________________________

Expenses
 General and administrative             2,827       107,811        1,072,032
 Impairment of mineral claim
  acquisition costs and mineral
  claim exploration and
  carrying costs                           -             -             7,794
				    ________________________________________
Total operating expenses                2,827       107,811        1,079,826
				    ________________________________________
Operating loss                         (2,827)     (107,811)      (1,079,826)

Other income
 Interest income                           -             -               322
				    ________________________________________
Net loss                         $     (2,827)  $  (107,811)   $  (1,079,504)
				    ________________________________________


Net loss per common Share
 - Basic and Diluted             $      (0.03)  $     (3.59)

Weighted average number
of common shares outstanding          100,060        30,060

The accompanying notes are an integral part of these financial statements.



Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements Of Cash Flows
(Expressed in US Dollars )

								Cumulative
								during the
								development
                    			Three months ended    stage (May 18,
                         		   September 30,          2005 to
 					2009          2008    Sept 30, 2009)
___________________________________________________________________________
				    (Restated-			(Restated)
				      Note 7)

Cash Flows (Used In) Provided By :

Operating Activities
 Net Loss			  $    (2,827)  $  (107,811)  $  (1,079,504)
 Adjustments to reconcile net
 loss to net cash used
 in operating activities:
 Impairment of mineral property costs      -             -            6,033
 Stock-based compensation                  -         83,750         796,880

Changes in operating assets
and liabilities:
 Prepaid expenses                          -          1,941              -
 Accounts payable and accrued
 liabilities                            2,721        (2,493)         58,223
				      _____________________________________
Net cash used in operating
activities                               (106)      (24,613)       (218,368)
Investing Activities
 Mineral claim acquisition
 costs incurred                            -             -           (6,033)
				      _____________________________________
Net cash used in investing
activities                                 -             -           (6,033)
				      _____________________________________

Financing Activities
 Loans from related party                  -         20,000         190,084
 Proceeds from sales of common stock       -             -           34,510
				      _____________________________________
Net cash provided by
financing activities                       -         20,000         224,594
				      _____________________________________

Increase/(Decrease) in Cash              (106)       (4,613)            193

Cash, beginning                           299        24,484              -
				      _____________________________________
Cash, ending                      $       193   $    19,871   $         193
				      _____________________________________


Supplemental disclosure of cash flow information:

 Interest paid                    $        -    $        -    $          -
 Income tax paid                  $        -    $        -    $          -



The accompanying notes are an integral part of these financial statements.



Microelectronics Technology Company
(formerly China YouTV Corp.)
Notes to Financial Statements
September 30, 2009
(Expressed in US Dollars)

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

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. ("First Light"), primarily of mineral claims located in Ontario Canada, pursuant to an Asset Purchase and Sale Agreement. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction.

The Company is in the development stage and has not generated any revenues and has incurred losses of $1,079,504 since inception. At September 30, 2009, the
Company had $193 cash and $259,219 in current liabilities.
Further, the Company incurred a loss of $2,827 during the



three months ended September 30, 2009. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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



Note 2 - Summary of Significant Accounting Policies
(continued)

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



Note 2 - Summary of Significant Accounting Policies
(continued)

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



Note 2 - Summary of Significant Accounting Policies
(continued)

j)	Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year period's presentation.

k)	Recently Issued Accounting Pronouncements

     In February 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-
08 (ASU 2010-08), Technical Corrections to Various
Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period
(including interim periods) beginning after issuance
(February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.
The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In January 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-
07 (ASU 2010-07), Not-for-Profit Entities (Topic 958):
Not-for-Profit Entities: Mergers and Acquisitions. This amendment to Topic 958 has occurred as a result of the issuance of FAS 164. The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.



     In January 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-
06 (ASU 2010-06), Fair Value Measurements and Disclosures
(Topic 820): Improving Disclosures about Fair Value
Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.
This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In January 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-
05 (ASU 2010-05), Compensation - Stock Compensation
(Topic 718).  This standard codifies EITF Topic D-110
Escrowed Share Arrangements and the Presumption of
Compensation.

     In January 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-
04 (ASU 2010-04), Accounting for Various Topics-Technical
Corrections to SEC Paragraphs.

     In January 2010, the FASB (Financial Accounting
Standards Board) issued Accounting Standards Update 2010-
03 (ASU 2010-03), Extractive Activities-Oil and Gas
(Topic 932): Oil and Gas Reserve Estimation and
Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In January 2010, the FASB issued Accounting Standards
Update 2010-02, Consolidation (Topic 810): Accounting and
Reporting for Decreases in Ownership of a Subsidiary.
This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009.
The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In January 2010, the FASB issued Accounting Standards
Update 2010-01, Equity (Topic 505): Accounting for
Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task
Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and
260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.



     In December 2009, the FASB issued Accounting
Standards Update 2009-17, Consolidations (Topic 810):
Improvements to Financial Reporting by Enterprises
Involved with Variable Interest Entities.  This
Accounting Standards Update amends the FASB Accounting
Standards Codification for Statement 167. (See FAS 167 effective date below)

     In December 2009, the FASB issued Accounting
Standards Update 2009-16, Transfers and Servicing (Topic
860): Accounting for Transfers of Financial Assets.  This
Accounting Standards Update amends the FASB Accounting
Standards Codification for Statement 166. (See FAS 166 effective date below)

     In October 2009, the FASB issued Accounting Standards
Update 2009-15, Accounting for Own-Share Lending
Arrangements in Contemplation of Convertible Debt
Issuance or Other Financing.  This Accounting Standards
Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

     In October 2009, the FASB issued Accounting Standards
Update 2009-14, Software (Topic 985): Certain Revenue
Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In October 2009, the FASB issued Accounting Standards
Update 2009-13, Revenue Recognition (Topic 605):
Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In September 2009, the FASB issued Accounting
Standards Update 2009-12, Fair Value Measurements and
Disclosures (Topic 820): Investments in Certain Entities
That Calculate Net Asset Value per Share (or Its
Equivalent).  This update provides amendments to Topic
820 for the fair value measurement of investments in certain entities that calculate net asset value per share
(or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU
2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In July 2009, the FASB ratified the consensus reached
by EITF (Emerging Issues Task Force) issued EITF No. 09-
1, (ASC Topic 470) "Accounting for Own-Share Lending
Arrangements in Contemplation of Convertible Debt
Issuance" ("EITF 09-1").  The provisions of EITF 09-1,
clarifies the accounting treatment and disclosure of
share-lending arrangements that are classified as equity
in the financial statements of the share lender.  An
example of a share-lending arrangement is an agreement
between the Company (share lender) and an investment bank
(share borrower) which allows the investment bank to use
the loaned shares to enter into equity derivative
contracts with investors.  EITF 09-1 is effective for
fiscal years that beginning on or after December 15, 2009
and requires retrospective application for all
arrangements outstanding as of the beginning of fiscal
years beginning on or after December 15, 2009.   Share-
lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.
Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In June 2009, the FASB issued SFAS No. 168 (ASC Topic
105), "The FASB Accounting Standards Codification and the
Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").
Under SFAS No. 168 the "FASB Accounting Standards
Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS
No. 168 to have an impact on the financial statements.

      In June 2009, the FASB issued SFAS No. 167 (ASC
Topic 810), "Amendments to FASB Interpretation No. 46(R)
("SFAS 167").   SFAS 167 amends the consolidation
guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No.
46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.
SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS
167 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In June 2009, the FASB issued SFAS No. 166, (ASC
Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS
166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In April 2009, the FASB issued SFAS No. 164, (ASC
Topic 810) "Not-for-Profit Entities: Mergers and
Acquisitions - including an amendment of FASB Statement
No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS
164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In June 2009, the Securities and Exchange
Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff
Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007)
(ASC Topic 805), Business Combinations, and Statement of
Financial Accounting Standards No. 160 (ASC Topic 810),
Non-controlling Interests in Consolidated Financial
Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

     In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB
Interpretation 46 (ASC Topic 810) (revised December
2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

Note 3 - Mineral Claims

As discussed in Note 1, the Company acquired mineral claims located in Ontario Canada for total consideration of $124,912, which represents First Light's represented amount of exploration costs on the properties. Title to the mineral claims are being held in trust, on behalf of the Company, by Dog Lake Exploration Inc.


Note 4 - Due to Former Related Party

The Company's former President and Director resigned in June 2007. The amounts advanced are non-interest bearing, unsecured and have no specific terms of repayment.

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

Note 6 - Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2008 - 35%) The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company's income tax expense as reported is as follows:


						June 30,	June 30,
						 2009		 2008

Income tax recovery at statutory rate      $   (132,860)   $   (172,500)
 Stock-based compensation                       118,560         132,200
Valuation allowance change                       14,300          40,300
						_______________________
Provision for income taxes                 $         -     $         -
						_______________________

Deferred tax assets consist of:
						June 30,	June 30,
						 2009		 2008

Net operating loss carryforward            $   113,030     $     98,730
Less valuation allowance                      (113,030)         (98,730)
					       ________________________
Net deferred tax asset                     $        -      $         -
					       ________________________


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

Note 7 - Restatement

The Company has restated its financial statements as at June 30, 2009 and for the year then ended to adjust for errors (items (a), (b) and (d)) and reclassification of amounts (item (c)). The effect of the restatement is to increase net loss by $138,470.

						As at June 30, 2009
				  _______________________________________
				  As Previously
a) Balance Sheet                    Reported       Adjustment    As Restated

					$	        $              $
Current liabilities
 Accounts payable and accrued
 liabilities                        (62,944)  i)      1,530         (66,414)
					      ii)    (5,000)
 Due to related party               190,084   iii) (190,084)             -
 Due to former related party             -    iii)  190,084         190,084

Stockholders' Deficit
 Deferred stock-based
 compensation                      (135,000)  iv)   135,000              -
 Accumulated deficit               (938,207)       (138,470)     (1,076,677)


						As at June 30, 2009
				  _________________________________________

b) Statement of Operations        As Reported      Adjustment    As Restated

                                        $               $              $
Operating Expenses
 General and administrative         241,135         138,470         379,605
				  _________________________________________
Net Loss for the Year              (241,135)       (138,470)       (379,605)

Net loss per common share
 - basic and diluted                  (5.43)          (3.12)          (8.55)


a)  To reduce amounts owing as accounts payable at June 30, 2009.
b)  To record unbilled legal fees owing at June 30, 2009.
c)  To reclassify amounts owing to a former related party.
d)  To expense deferred compensation for fully vested shares issued.

The Company has restated its financial statements as at Sept 30, 2009 and for the three month period then ended to adjust for errors and reclassification of amounts. The effect of the restatement is to decrease net loss by $19,965.



                            			As at Sept 30, 2009
 				   ________________________________________
				  As Previously
a)  Balance Sheet                   Reported      Adjustment    As Restated

					$	       $              $
Current Liabilities
 Accounts payable and
 accrued liabilities                 34,863        (34,863)            -
 Accounts payable                    		    67,135         67,135
 Accrued liabilities                                 2,000          2,000
 Due to related party               218,351       (218,351)            -
 Due to former related party                                      190,084

Stockholders' Deficit
 Deferred stock-based
 compensation                      (112,500)       112,500             -
 Accumulated deficit               (960,999)      (118,505)    (1,079,504)


                                                As at Sept 30, 2009
 			          _________________________________________
  				 As Previously
b)  Statement of Operations        Reported      Adjustment     As Restated

				       $	      $		      $
Operating Expenses
 General and administrative         22,792        (19,965)          2,827

Net loss                           (22,792)        19,965          (2,827)
Net loss per common share
- basic and diluted                  (0.23)          0.20           (0.03)



a)  To reclassify accounts payable and accrued liabilities
b)  To reclassify amounts owing to a former related party
c)  To expense deferred compensation for fully vested shares issued.

Note 8- Subsequent Events

On October 5, 2009, the Company executed a Shares Purchase
Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart
Services Inc. ("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company's common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree. As at February 23, 2010, the transaction has not closed.



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

The Company has evaluated subsequent events through February 23, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.










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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None



ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in the Form 10-K/A filed February 23, 2010.

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

Dated:  February 26, 2010

Microelectronics Technology Company

By: /S/ Brian Stewart
        Brian Stewart
    Chief Executive Officer
         & Director

By: /S/ Michael Lee
        Michael lee
    Chief Financial Officer



