Form 10-Q
period 2009-12-31
MICROELECTRONICS TECHNOLOGY Co
filed 2010-04-01
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY



FORM 10-Q
(Quarterly Report)


Filed  04/01/10 for the Period Ending 12/31/09





Address		1702 ChinaChem Tower,
		34 - 37 Connaught Road,
		Central, Hong Kong, China.

Telephone	(888) 777-8777

CIK		0001329136

Symbol		MELY

SIC Code	1000 - Metal Mining

Industry	Gold & Silver

Sector		Basic Materials

Fiscal Year	06/30





UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended
December 31, 2009.

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

888-777-8777
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )


At March 31, 2010, the Company had outstanding of 57,332,490 shares of Common Stock, $0.00001 par value per share.











MICROELECTRONICS TECHNOLOGY COMPANY
FORM 10-Q
For the Period Ended December 31, 2009
TABLE OF CONTENTS


PART I	FINANCIAL INFORMATION 						Pages

Item 1.	Financial Statements  ..........				1 - 11

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........			12 - 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.... 	14

Item 4T.Controls and Procedures...........				14

PART II

Item 1.	Legal Proceedings................			 	14

Item 1A.Risk Factors............					15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..	15

Item 3.	Defaults Upon Senior Securities.........			15

Item 4.	Submission of Matters to a Vote of Security Holders...		16

Item 5.	Other Information.........					16

Item 6.	Exhibits and Certifications......				16











Part 1. Item 1. Financial Statements

MICROELECTRONICS TECHNOLOGY COMPANY


									Page No.

Balance Sheets as at December 31, 2009 and June 30, 2009		1

Statements of Operations
for the three months ended December 31, 2009 and 2008
and for the six months ended December 31, 2009 and 2008
and for the period May 18, 2005 (Inception) to
December 31, 2009							2

Statements of Cash Flows
for the six months ended December 31, 2009 and 2008
and for the period May 18, 2005 (Inception) to
December 31, 2009							3

Notes to Financial Statements						4 - 11













MICROELECTRONICS TECHNOLOGY COMPANY

(Formerly: China YouTV Corp.)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009

(Expressed in US Dollars)















Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars )
(Unaudited)

						Dec 31,		June 30,
						 2009		 2009

  Current Assets
   Cash					   $     2,612     $       299
					     _________________________
Total current assets     			 2,612             299

Mineral claims acquisition costs               124,912         124,912
					     _________________________
Total assets                                   127,524         125,211
					     _________________________

Liabilities and stockholders' deficit

  Current Liabilities
   Accounts payable                        $    61,056     $    55,414
   Accrued liabilities                           8,464          11,000
   Due to related parties                       24,182		    -
   Due to former related party                 190,084         190,084
					     _________________________
Total current liabilities and
total liabilities                              283,786         256,498
					     _________________________


Stockholders' deficit
  Preferred stock, $0.00001 par value:
   Authorized 200,000,000 shares
   Issued and outstanding, 110,000
   (none-June 30, 2009)                    $         1     $        -
  Common stock, $0.00001 par value:
   Authorized 200,000,000 shares
   Issued and outstanding, 7,200,060 and
   100,060 shares, respectively                     72               1
   Additional paid-in capital                1,017,417         945,389
   Subscriptions receivable                    (72,100)             -
   Accumulated deficit                      (1,101,652)     (1,076,677)
					     _________________________
Total stockholders' deficit                   (156,262)       (131,287)
					     _________________________
Total liabilities and stockholders'
deficit                                    $   127,524     $   125,211
					     _________________________




The accompanying notes are an integral part of these financial statements




Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars )
(Unaudited)

								Accumulated
								during the
								development
	            For the 3 months      For the 6 months     stage (May 18,
                     ended Dec 31,          ended Dec 31,         2005 to
                    2009       2008       2009        2008      Dec 31, 2009

Revenue        $      -   $      -    $     -    $      -    $           -

Expenses
 General and
 administrative   21,235     63,096     24,975     170,907        1,094,180
 Impairment of
 mineral property
 costs                -          -          -           -             7,794
		___________________________________________________________
Total operating
expenses       $  21,235  $  63,096   $ 24,975   $ 170,907   $    1,101,974
		___________________________________________________________

Operating loss   (21,235)   (63,096)   (24,975)   (170,907)      (1,101,974)

Other income
 Interest income      -          -          -           -               322
		___________________________________________________________
Net loss       $ (21,235) $ (63,096)  $(24,975)  $(170,907)  $   (1,101,652)
		___________________________________________________________


Net loss per
common share
- Basic and
diluted        $   (0.00) $   (2.10)  $  (0.01)  $  (5.69)


Weighted
average number  5,923,973    30,060  3,012,017     30,060
of common shares
outstanding


The accompanying notes are an integral part of these financial statements




Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements Of Cash Flows
(Expressed in US Dollars )

								Cumulative
								during the
								development
			                For six months         stage (May 18,
                                         ended Dec 31,           2005 to
 				       2009        2008        Dec 31, 2009)

Cash Flows (Used In) Provided By :

Operating Activities
 Net Loss                       $   (24,975) $  (170,907)   $    (1,101,652)
 Adjustments to reconcile net
 loss to net cash used
 in operating activities:
  Impairment of mineral
  property costs                         -            -               6,033
  Stock-based compensation               -       136,250            796,880

Changes in operating assets
and liabilities:
  Prepaid expenses                       -         1,676                 -
  Accounts payable and
  accrued liabilities                 3,106          765             58,608
  Due to related parties             24,182           -              24,182
				  _________________________________________
Net cash used in
operating activities                  2,313      (32,216)          (215,949)
				  _________________________________________

Investing Activities
 Mineral claim acquisition
 costs incurred                          -            -              (6,033)
				  _________________________________________
Net cash used in
investing activities                     -            -              (6,033)
				  _________________________________________

Financing Activities
 Loans from related party                -        20,000            190,084
 Proceeds from sales of
 common stock                            -            -              34,510
				  _________________________________________
Net cash provided by
financing activities                     -        20,000            224,594
				  _________________________________________

Increase/(Decrease) in Cash           2,313      (12,216)             2,612

Cash, beginning                         299       24,484                 -

Cash, ending                     $    2,612  $    12,268   $          2,612


Supplemental disclosure of cash flow information:

 Interest paid                   $       -   $        -    $             -
 Income tax paid                 $       -   $        -    $             -



The accompanying notes are an integral part of these financial statements.




Microelectronics Technology Company
(formerly China YouTV Corp.)
Notes to Financial Statements
December 31, 2009
(Expressed in US Dollars)

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

The Company is in the development stage and has not generated any revenues and has incurred losses of $1,101,652 since inception. At December 31, 2009, the
Company had $2,612 cash and $283,786 in current liabilities. Further, the Company incurred a loss of $24,975 during the six months ended December 31, 2009. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year end is June 30.

	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.




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

k)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.
Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure that an entity has evaluated subsequent events through the date the financial statements have been issued, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company's financial statements. Refer to Note 4.
In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative
U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Note 4 - Due to Related Parties

As at December 31, 2009, $24,182 was due to several corporations related to the Company. These amounts bear no interest, unsecured and have no specific terms of repayment.

As at December 31, 2009, $190,084 was due to former related party who is the Company's former President and Director who resigned in June 2007. This amount is non-interest bearing, unsecured and have no specific terms of repayment.




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

Note 6- Subsequent Events

On February 15, 2010, the Company authorized issuance of
40,000,000 restricted common shares at $0.001 per share.

On March 8, 2010, the Company authorized issuance of
10,132,430 common shares at $0.001 per share for settlement of debt.

The Company has evaluated subsequent events through March
31, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.





















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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective.

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

Dated:  April 1, 2010

Microelectronics Technology Company

By: /S/ Brian Stewart
             Brian Stewart
       Chief Executive Officer
         & Director

By: /S/ Michael Lee
             Michael lee
       Chief Financial Officer



