Form 10-Q
period 2010-03-31
MICROELECTRONICS TECHNOLOGY Co
filed 2010-05-12
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY



FORM 10-Q
(Quarterly Report)


Filed  05/12/10 for the Period Ending 03/31/10





Address		1702 ChinaChem Tower,
		34 - 37 Connaught Road,
		Central, Hong Kong, China.

Telephone	(888) 777-8777

CIK		0001329136

Symbol		MELY

SIC Code	1000 - Metal Mining

Industry	Gold & Silver

Sector		Basic Materials

Fiscal Year	06/30









UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )


At May 5, 2010, the Company had outstanding of
54,133,345 shares of Common Stock, $0.00001 par value per share.









MICROELECTRONICS TECHNOLOGY COMPANY
FORM 10-Q
For the Period Ended March 31, 2010
TABLE OF CONTENTS


PART I	FINANCIAL INFORMATION 						Pages

Item 1.	Financial Statements  ..........				1 - 11

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........			12 - 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.... 	14

Item 4T.Controls and Procedures...........				14

PART II

Item 1.	Legal Proceedings................			 	14

Item 1A.Risk Factors............					15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..	15

Item 3.	Defaults Upon Senior Securities.........			15

Item 4.	Submission of Matters to a Vote of Security Holders...		16

Item 5.	Other Information.........					16

Item 6.	Exhibits and Certifications......				16









Part 1. Item 1. Financial Statements

MICROELECTRONICS TECHNOLOGY COMPANY


								Page No.

Balance Sheets as at March 31, 2010 and June 30, 2009		1

Statements of Operations
for the three months ended March 31, 2010 and 2009
and for the nine months ended March 31, 2010 and 2009
and for the period May 18, 2005 (Inception) to
March 31, 2010							2

Statements of Cash Flows
for the nine months ended March 31, 2010 and 2009
and for the period May 18, 2005 (Inception) to
March 31, 2010							3

Notes to Financial Statements					4 - 11












MICROELECTRONICS TECHNOLOGY COMPANY

(Formerly: China YouTV Corp.)

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010

(Expressed in US Dollars)











Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars )
(Unaudited)

						March 31,	June 30,
						  2010		  2009

  Current Assets
   Cash					    $       480    $       299
						______________________
Total current assets                                480            299

Mineral claims acquisition costs                124,912        124,912
						______________________
Total assets				        125,392        125,211
						______________________

Liabilities and stockholders' deficit

  Current Liabilities
   Accounts payable			    $    45,312    $    55,414
   Accrued liabilities                            2,500         11,000
   Due to related party                           8,032             -
   Due to former related party                  190,084        190,084
						______________________
Total current liabilities and
total liabilities                               245,928        256,498
						______________________

Stockholders' deficit
  Preferred stock, $0.00001 par value:
   Authorized 200,000,000 shares
   Issued and outstanding, 110,000
   (none-June 30, 2009)                     $         1    $        -
  Common stock, $0.00001 par value:
   Authorized 200,000,000 shares
   Issued and outstanding, 57,333,345 and
    100,060 shares, respectively                    573              1
   Additional paid-in capital                 1,067,048        945,389
   Subscription notes receivable                (70,400)            -
   Accumulated deficit                       (1,117,758)    (1,076,677)
				              ________________________
Total stockholders' deficit                    (120,536)      (131,287)
					      ________________________
Total liabilities and stockholders' deficit $   125,392    $   125,211
					      ________________________



The accompanying notes are an integral part of these financial statements




Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars )
(Unaudited)

								  Accumulated
								   during the
								  development
		            For the 3 months   For the 9 months  stage (May 18,
		             ended Mar 31,       ended Mar 31,      2005 to
 			    2010       2009     2010       2009   Mar 31, 2010

Revenue                $      -  $       -  $       -  $       -  $         -

Expenses
  General and
  administrative          16,106     49,488     41,081    220,395    1,110,286
  Impairment of mineral
  property costs              -          -          -          -         7,794
			______________________________________________________
Total operating
expenses               $  16,106 $   49,488 $   41,081 $  220,395 $  1,118,080
			______________________________________________________

Operating loss           (16,106)   (49,488)   (41,081)  (220,395)  (1,118,080)

Other income
 Interest income              -          -          -          -           322
			______________________________________________________
Net loss               $ (16,106)$  (49,488)$  (41,081)$ (220,395)$ (1,117,758)
			______________________________________________________

Net loss per
common share
- Basic and diluted    $   (0.00)$    (1.65)$    (0.00)$    (7.33)

Weighted average
number                29,409,375     30,060  11,845,361    30,060
of common shares
outstanding




The accompanying notes are an integral part of these financial statements



Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements Of Cash Flows
(Expressed in US Dollars )

								Cumulative
								during the
								development
			               For nine months        stage (May 18,
			                ended Mar 31,            2005 to
 				      2010         2009        Mar 31, 2010)

Cash Flows (Used In) Provided By :
Operating Activities
 Net Loss			 $  (41,081) $  (220,395)  $     (1,117,758)
 Adjustments to reconcile net
 loss to net cash used
 in operating activities:
 Impairment of mineral
 property costs                          -            -               6,033
 Stock-based compensation                -       188,750            796,880
Changes in operating assets
and liabilities:
 Prepaid expenses                        -         1,847                 -
 Due to related party                 8,032           -               8,032
 Accounts payable and
 accrued liabilities                 (8,470)      (6,493)            47,032
				   ________________________________________
Net cash used in operating
activities                          (41,519)     (36,291)          (259,781)
				   ________________________________________

Investing Activities
 Mineral claim acquisition
 costs incurred                          -            -              (6,033)
				   ________________________________________
Net cash used in investing
activities                               -            -              (6,033)
				   ________________________________________

Financing Activities
 Loans from related party                -        20,000            190,084
 Proceeds from sales of
 preferred stock		      1,110	      -               1,110
 Proceeds from sales of
 common stock                       111,000           -             145,510
 Subscription notes receivable      (70,400)          -             (70,400)
				   ________________________________________
Net cash provided by financing
activities                           41,700       20,000            266,294
				   ________________________________________

Increase/(Decrease) in Cash             181      (16,291)               480

Cash, beginning                         299       24,484                 -
				   ________________________________________
Cash, ending                     $      480  $     8,193  $             480
				   ________________________________________


Supplemental disclosure of cash flow information:
  Interest paid                  $       -   $        -   $              -
  Income tax paid                $       -   $        -   $              -


Noncash investing and financing activities:
  Acquisition of mineral claims
  in exchange for 55,000 shares
  of common stock and assumption
  of $10,912 account payable     $       -   $        -   $         124,912



The accompanying notes are an integral part of these financial statements.




Microelectronics Technology Company
(formerly China YouTV Corp.)
Notes to Financial Statements
March 31, 2010
(Expressed in US Dollars)

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

The Company is in the development stage and has not generated any revenues and has incurred losses of $1,117,758 since inception. At March 31, 2010, the Company had $480 cash and $245,928 in current liabilities. Further, the Company incurred a loss of $41,081 during the nine months ended March 31, 2010. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all.
These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year end is June 30.

b) Interim Financial Statement

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

c)	Use of Estimates

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

d)	Basic and Diluted Net Income (Loss) Per Share

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




e)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended June 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Financial Instruments

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

h)	Mineral Property Costs

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

i)	Income Taxes

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

j)	Foreign Currency Translation

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

k)	Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year period's presentation.

l)	Recently Issued Accounting Pronouncements

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

Note 3 - Mineral Claims

As discussed in Note 1, the Company acquired mineral claims located in Ontario Canada for total consideration of $124,912, which represents First Light's represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc.




Note 4 - Due to Related Party and Former Related Party

As at March 31, 2010, $8,032 was due to related party and $190,084 was due to former related party who is the Company's former President and Director who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 5 - Common Stock

Effective October 6, 2009, the Company effectuated a 1 for
1,000 reverse stock splits, thereby reducing the issued and outstanding shares of Common Stock from 100,060,000 prior to the reverse split to 100,060 following the reverse split. An additional 855 shares were issued due to no fractional shares issued as a result of the reverse stock split. In lieu of issuing fractional shares, the Company issued a full common share to any stockholderwho otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. The total number of common shares outstanding subsequent to the reverse stock split described above was 10,915. The financial statements have been retroactively adjusted to reflect this reverse stock split.

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

On March 8, 2010, the Company authorized issuance of
10,132,430 common shares at $0.001 per share for settlement of debt with a fair value of $10,132.

On April 5, 2010, 3,200,000 shares issued under Regulation
"S" (X) on October 20, 2009 were retired to treasury.

The Company has not issued any stock options or other convertible securities.

Note 6- Subsequent Events

The Company has evaluated subsequent events through April
21, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.



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

On October 5, 2009, the Company executed a Shares Purchase
Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart
Services Inc. ("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company's common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree. As at April 21, 2010, the transaction has not closed.

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

Effective October 6, 2009, the Company effectuated a 1 for
1,000 reverse stock splits, thereby reducing the issued and outstanding shares of Common Stock from 100,060,000 prior to the reverse split to 100,915 following the reverse split. This Form 10-K has been retroactively adjusted to reflect this reverse stock split.

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



On April 5, 2010, 3,200,000 shares issued under Regulation
"S" (X) on October 20, 2009 were retired to treasury.

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

Dated:  May 12, 2010

Microelectronics Technology Company

By: /S/ Brian Stewart
             Brian Stewart
       Chief Executive Officer
         & Director

By: /S/ Michael Lee
             Michael lee
       Chief Financial Officer



