Form 10-K
period 2010-06-30
MICROELECTRONICS TECHNOLOGY Co
filed 2010-09-28
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY



FORM 10-K
(Annual Report)


Filed  09/28/10 for the Period Ending 06/30/10





Address		1702 ChinaChem Tower,
		34 - 37 Connaught Road,
		Central, Hong Kong, China.

Telephone	(888) 777-8777

CIK		0001329136

Symbol		MELY

SIC Code	1000 - Metal Mining

Industry	Gold & Silver

Sector		Basic Materials

Fiscal Year	06/30





UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
June 30, 2010.

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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $862,667 based upon the closing sales price of the Registrant's Common Stock as reported on the Over-the-Counter Bulletin Board of $0.02.

At September 27, 2010, the Company had outstanding of
54,133,345 shares of Common Stock, $0.00001 par value per share.







MICROELECTRONICS TECHNOLOGY COMPANY
FORM 10-K
For the Fiscal Year Ended June 30, 2010
TABLE OF CONTENTS

PART I									Page
Item 1	Business							1-3
Item 1A	Risk Factors							3
Item 1B	Unresolved Staff Comments					3
Item 2	Properties							3
Item 3	Legal Proceedings						3-4
Item 4	Submission of Matters to a Vote of				4
	Security Holders

PART II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities						4-6
Item 6	Selected Financial Data						6
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations				6-8
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk							8
Item 8	Financial Statements and Supplementary Data			9-22
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure				23
Item 9A	Controls and Procedures						23
Item 9B	Other Information						23

PART III
Item 10	Directors, Executive Officers and Corporate Governance		24-25
Item 11	Executive Compensation						26
Item 12 Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters			26-27
Item 13	Certain Relationships and Related Transactions, and
	Director Independence						27
Item 14	Principal Accounting Fees and Services				27-28

PART IV
Item 15	Exhibits, Financial Statement Schedules				29
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

On October 5, 2009, the Company executed a Shares Purchase
Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart
Services Inc. ("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company's common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree. This transaction has not closed. Microart and the Seller are considered to be related parties to the Company, as a director of Microart is also a director of Dog Lake, First Light (see Note 4) and 722868 Ontario Ltd. that has significant stockholdings in the Company.

On April 1, 2010, Auric Mining Company signed an option with Microelectronics Technology Company to acquire fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake Exploration
Inc. The option expires on September 15, 2011.

Effective October 6, 2009, the Company effectuated a 1 for
1,000 reverse stock splits, thereby reducing the issued and outstanding shares of Common Stock from 100,060,000 prior to the reverse split to 100,060 following the reverse split. This Form 10-K has been retroactively adjusted to reflect this reverse stock split.

Liquidity and Financial Resources

The Company is in the development stage and has not generated any revenues and has incurred losses of $1,129,422 since inception. At June 30, 2010, the Company had $47 cash, total assets of $125,345 and $257,545 in current liabilities. Further, the Company incurred a loss of $52,745 during the year ended June 30, 2010. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2010.


PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities

The Company's Common Stock is presently quoted on the National Association of Securities Dealers' Over-the-
Counter Bulletin Board and on the "Pink Sheets" under the symbol "MELY".

As of June 30, 2010, the Company had approximately 37 shareholders on record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

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

	2010		High			Low

1st Quarter		1.50			0.05
2nd Quarter		1.00			0.02
3rd Quarter		3.00			0.01
4th Quarter		0.01			0.01

	2009 		High			Low

1st Quarter		0.0500			0.0090
2nd Quarter		0.0140			0.0025
3rd Quarter		0.0140			0.0015
4th Quarter		0.0340			0.0020

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities.
These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing;
terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions;
and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

RECENT SALES OF UNREGISTERED SECURITIES

On October 15, 2009, the Company issued 3,300,000 restricted common shares at $0.01 per share. This included
1,250,000 shares to an Ontario Corporation described above.

On October 15, 2009, the Company issued 110,000 Class A preferred shares at $0.01 per share.

On October 20, 2009, the Company issued 600,000 common shares at $0.01 per share.

On February 15, 2010, the Company issued 40,000,000 restricted common shares at $0.001 per share.

On March 8, 2010, the Company issued 10,132,430 common shares at $0.001 per share for settlement of debt of $10,132.

The Company has not issued any stock options.

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

On October 5, 2009, the Company executed a Shares Purchase
Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart
Services Inc. ("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company's common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree. This transaction has not closed. Microart and the Seller are considered to be related parties to the Company, as a director of Microart is also a director of Dog Lake, First Light (see Note 4) and 722868 Ontario Ltd. that has significant stockholdings in the Company.

On April 1, 2010, Auric Mining Company signed an option with Microelectronics Technology Company to acquire fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake Exploration
Inc. The option expires on September 15, 2011.

Results of Operations for the Years ended June 30, 2010 and
2009

The audited operating results and cash flows are presented for the year ended June 30, 2010 and 2009 and for the period of inception to June 30, 2010.

Revenue. There are no revenue for the year ended June 30, 2010 and 2009.

Operating Expenses. For the year ended June 30, 2010, the company had total operating expenses of $52,745 as compared to $379,605 for the year ended June 30, 2009.

Net Loss. The net loss for the year ended June 30, 2010, was $52,745 as compared to $379,605 for the year ended June
30, 2009, a decrease of $326,860.


Liquidity and Financial Resources

The Company remains in the development stage since inception. Operations were financed through proceeds from sales and the issuance of equity and loans from directors.
The directors have also advanced funds into the Company to cover cash flow deficiencies. The advances have no stated repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2010, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. Our cash position as of June 30, 2010 was $47.
Since inception, we have no revenue and have accumulated operating losses of $1,129,422. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

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









Item 8.  Financial Statements and Supplementary Data

Microelectronics Technology Company

Index to Financial Statements

Contents					      Pages

Report of Independent Registered Public
Accounting Firm					       	11

Balance Sheets as of June 30, 2010 and 2009	  	12
Statements of Operations for the years ended
June 30, 2010 and 2009 and for the period
May 18, 2005 (Inception) to June 30, 2010	  	13

Statements of Stockholders' Deficit for the
Period May 18, 2005 (Inception) to June 30,
2010							14

Statements of Cash Flows for the years ended
June 30, 2010 and 2009 and for the period
May 18, 2005 (Inception) to June 30, 2010      		15

Notes to Financial Statements  			  	16 - 22












MICROELECTRONICS TECHNOLOGY COMPANY

(formerly China YouTV Corp.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2010 AND 2009

(Expressed in US Dollars)















MANNING ELLIOTT
CHARTERED ACCOUNTANTS
11TH floor, 1050 West Pender Street,
Vancouver, BC, Canada V6E 3S7
Phone : 604-714-3600  Fax : 604-714-3669


Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Microelectronics Technology Company (A Development Stage
Company) as of June 30, 2010 and 2009 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and accumulated from July 1, 2008 to June 30, 2010. The financial statements for the period from May 18, 2005 (Date of inception) through June
30, 2008 include a net loss and comprehensive loss of $697,072. Our opinion on the statements of operations, stockholders' deficit and cash flows for the period May 18, 2005 (Date of inception) through June 30, 2008, insofar as it relates to amounts for prior periods through June 30, 2008, is based on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microelectronics Technology
Company (A Development Stage Company) as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the year then ended and accumulated from July 1, 2008 to June 30, 2010, in conformity with accounting principles generally accepted in the United States.

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


/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 27, 2010
















Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars )

						       June 30,	      June 30,
							2010		2009
Assets

  Current Assets
   Cash						 $        47    $        299
   Accounts receivable                                   386              -
____________________________________________________________________________
Total current assets                                     433             299

Mineral claims acquisition costs(Note 4)             124,912         124,912
____________________________________________________________________________
Total assets                                         125,345         125,211
____________________________________________________________________________

Liabilities and Stockholders' Deficit

  Current Liabilities
   Accounts payable                              $    38,881    $     55,414
   Accrued liabilities                                 3,360          11,000
   Due to related parties (Note 5)                    25,220              -
   Due to former related party (Note 6)              190,084         190,084
____________________________________________________________________________
Total Liabilities                                    257,545         256,498
____________________________________________________________________________

Contingency and commitment (Notes 1 and 5)


Stockholders' Deficit

  Convertible preferred stock, $0.00001 par value (Note 8)
   Authorized 200,000,000 shares
   Issued and outstanding, 110,000 (nil - 2009)  $         1    $         -
  Common stock, $0.00001 par value (Note 7)
   Authorized 200,000,000 shares
   Issued and outstanding, 54,133,345 and
    100,060 shares, respectively                         541               1
  Additional paid-in capital                       1,035,080         945,389
  Subscription notes receivable                      (38,400)             -
  Accumulated deficit                             (1,129,422)     (1,076,677)
____________________________________________________________________________
Total Stockholders' Deficit                         (132,200)       (131,287)
____________________________________________________________________________
Total liabilities and Stockholders' Deficit      $   125,345    $    125,211
____________________________________________________________________________



The accompanying notes are an integral part of these financial statements.






Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars )

								  Accumulated
								   during the
								  development
							        stage (May 18,
				       Years ended June 30,       2005 to
 				       2010            2009     June 30, 2010
_____________________________________________________________________________

Revenue                           $       -      $        -    $           -
_____________________________________________________________________________

Expenses

 General and administrative           52,745         379,605        1,121,950
 Impairment of mineral property costs     -               -             7,794
_____________________________________________________________________________
Total operating expenses          $   52,745     $   379,605   $    1,129,744
_____________________________________________________________________________

Loss before other income             (52,745)       (379,605)      (1,129,744)

Other income
  Interest income                         -               -               322
_____________________________________________________________________________
Net loss                          $  (52,745)    $  (379,605)  $   (1,129,422)
_____________________________________________________________________________

Net loss per common share
- Basic and diluted               $    (0.00)    $      (8.55)

Weighted average number
of common shares outstanding      20,956,612           44,384




The accompanying notes are an integral part of these financial statements.












Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Stockholders' Deficit
For the period May 18, 2005 (Inception) to June 30, 2010
(Expressed in US Dollars )

				        Preferred Stock        Common Stock,
					______________________________________
				        Number       $        Number       $
______________________________________________________________________________

Shares for cash, May 19, 2005                                10,000         -
Net loss for the period                    -                     -
_____________________________________________________________________________
Balance, June 30, 2005                     -                 10,000         -
Shares for cash, Sept 29, 2005                               13,800         -
Net loss for the year                      -                     -          -
_____________________________________________________________________________
Balance, June 30, 2006                     -                 23,800         -
Shares for services, June 22, 2007         -                    100         -
Shares for services, June 22, 2007         -                     10         -
Shares for services, July 1, 2007          -                    250         -
Amortization of stock-based
  compensation                             -                     -          -
Net loss for the year                      -                     -          -
__________________________________________________________________________
Balance, June 30, 2007                     -                 24,160         -
Shares for services, Oct 1, 2007           -                  4,500         -
Shares for services, March 4, 2008         -                  1,400         -
Amortization of stock-based
  compensation                             -                     -          -
Net loss for the year                      -                     -          -
_____________________________________________________________________________
Balance, June 30, 2008                     -                 30,060         -
Shares for mineral claims
 on April 1, 2009                          -                 55,000          1
Shares for services, June 4, 2009          -                 15,000         -
Amortization of stock-based
  compensation                             -                     -          -
Net loss for the year                      -                     -          -
______________________________________________________________________
Balance, June 30, 2009                     -                100,060          1
Adjustments for stock splits, (Note 7(a))  -                    855         -
Shares issued for cash, Oct 15, 2009  110,000        1           -          -
Shares issued for cash, Oct 15, 2009       -              3,300,000         33
Shares issued for cash, Oct 20, 2009       -                600,000          6
Shares issued for cash, Feb 15, 2010       -             40,000,000        400
Debt settled (Note 5), Mar 8, 2010         -             10,132,430        101
Subscription notes receivable              -        -            -          -
Net loss for the year                      -        -            -          -
_____________________________________________________________________________
Balance, June 30, 2010                110,000        1   54,133,345        541
_____________________________________________________________________________




The accompanying notes are an integral part of these financial statements.








Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period May 18, 2005 (Inception) to June 30, 2010
(Expressed in US Dollars )

								      Total
				  Additional   Deferred		   Stockholders'
				    Paid-In   Stock-Based Accumulated   Equity
				    Capital  Compensation   Deficit   (Deficit)
______________________________________________________________________________

Shares for cash, May 19, 2005           10          -           -           10
Net loss for the period                 -           -      (14,936)    (14,936)
______________________________________________________________________________
Balance, June 30, 2005                  10          -      (14,936)    (14,926)
Shares for cash, Sept 29, 2005      34,500          -           -       34,500
Net loss for the year                   -           -      (27,540)    (27,540)
______________________________________________________________________________
Balance, June 30, 2006              34,510          -      (42,476)     (7,966)
Shares for services, June 22, 2007  44,680          -           -       44,680
Shares for services, June 22, 2007   4,500          -           -        4,500
Shares for services, July 1, 2007  187,500    (187,500)         -           -
Amortization of stock-based
  compensation                          -       31,250          -       31,250
Net loss for the year                   -           -     (161,753)   (161,753)
____________________________________________________________________________
Balance, June 30, 2007             271,190    (156,250)   (204,229)    (89,289)
Shares for services, Oct 1, 2007   315,000    (315,000)         -           -
Shares for services, March 4, 2008  95,200     (95,200)         -           -
Amortization of stock-based
  compensation                          -      377,700          -      377,700
Net loss for the year                   -           -     (492,843)   (492,843)
______________________________________________________________________________
Balance, June 30, 2008             681,390    (188,750)   (697,072)   (204,432)
Shares for mineral claims
 on April 1, 2009                  113,999          -           -      114,000
Shares for services, June 4, 2009  150,000          -           -      150,000
Amortization of stock-based
  compensation                          -      188,750          -      188,750
Net loss for the year                   -           -     (379,605)   (379,605)
__________________________________________________________________________
Balance, June 30, 2009             945,389          -   (1,076,677)   (131,287)
Adjustments for stock splits,
 (Note7(a))                             -           -            -          -
Shares issued for cash,Oct 15,2009   1,099          -            -       1,100
Shares issued for cash,Oct 15,2009  32,967          -            -      33,000
Shares issued for cash,Oct 20,2009   5,994          -            -       6,000
Shares issued for cash,Feb 15,2010  39,600          -            -      40,000
Debt settled (Note 5),Mar 8,2010    10,031          -            -      10,132
Subscription notes receivable           -           -            -     (38,400)
Net loss for the year                   -           -       (52,745)   (52,745)
______________________________________________________________________________
Balance, June 30, 2010           1,035,080          -    (1,129,422)  (132,200)
______________________________________________________________________________




The accompanying notes are an integral part of these financial statements.






Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Statements Of Cash Flows
(Expressed in US Dollars )

								  Accumulated
								  during the
								  development
								stage (May 18,
				     For the year ended June 30,   2005 to
 				         2010            2009   June 30, 2010)
_____________________________________________________________________________

Cash Flows (Used In) Provided By :
Operating Activities
 Net Loss                          $   (52,745)   $  (379,605)  $  (1,129,422)
 Adjustments to reconcile net loss
 to net cash in operating activities:
 Impairment of mineral property costs       -              -            6,033
 Stock-based compensation                   -         338,750         796,880
Changes in operating assets and liabilities:
  Prepaid expenses                          -           2,136              -
  Accounts receivable                     (386)            -             (386)
  Accounts payable and
   accrued liabilities                 (24,173)        (5,466)         31,329
  Due to related parties                25,220             -           25,220
_____________________________________________________________________________
Net cash used in operating activities  (52,084)       (44,185)       (270,346)
_____________________________________________________________________________

Investing Activities
 Mineral claim acquisition
  costs incurred                            -              -           (6,033)
_____________________________________________________________________________
Net cash used in investing activities       -              -           (6,033)
_____________________________________________________________________________

Financing Activities
 Loans from related party                   -          20,000         190,084
 Proceeds from sales of preferred stock  1,100             -            1,100
 Proceeds from sales of common stock    50,732             -           85,242
 _____________________________________________________________________________
Net cash provided by financing
activities                              51,832         20,000         276,426
_____________________________________________________________________________

Increase/(Decrease) in Cash               (252)       (24,185)             47
Cash, beginning                            299         24,484              -
_____________________________________________________________________________
Cash, ending                       $        47   $        299    $         47
_____________________________________________________________________________


Supplemental disclosure of cash flow information:
    Interest paid                  $        -    $         -     $         -
    Income tax paid                $        -    $         -     $         -
_____________________________________________________________________________


Noncash investing and financing activities:
  Shares issued for debt settled   $    10,132   $         -     $     10,132
  Acquisition of mineral claims
  in exchange for 55,000 shares of
  common stock and assumption
  of $10,912 account payable       $        -    $         -     $    124,912
_____________________________________________________________________________



The accompanying notes are an integral part of these financial statements.









Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements as of June 30, 2010
(Expressed in US Dollars)
_______________________________________________________________

Note 1 - Nature of Operations and Continuance of Business

Microelectronics Technology Company (the "Company") was incorporated in the State of Nevada on May 18, 2005 under the name Admax Resources Inc., which name was changed on February 9, 2007 to China YouTV Corp. and then to Microelectronics Technology Company on August 31, 2009. From May 18, 2005 to present, the Company's business operations were limited to the acquisition and evaluation of mineral claims and the evaluation of an internet media venture in China (see Note 3).

The Company is in the development stage and has not generated any revenues and has incurred losses of $1,129,422 since inception. At June 30, 2010, the Company had $47 cash and $257,545 in current liabilities. Further, the Company incurred a loss of $52,745 for the year ended June 30, 2010. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The
Company's fiscal year end is June 30.

On October 6, 2009, the Company effected a 1 for 1,000 reverse stock-split of its issued and outstanding common stock. The issued and outstanding share capital decreased from 100,060,000 shares of common stock to 100,060 shares of common stock. All per share amounts have been retroactively restated to reflect the reverse stock-split.

b)	Use of Estimates

The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the




Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements as of June 30, 2010
(Expressed in US Dollars)
_______________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

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

c)	Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.



Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements as of June 30, 2010
(Expressed in US Dollars)
_______________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

d)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and 2009, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Financial Instruments

The Company's financial instruments consist principally of cash, accounts payable and due to former related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of the Company's cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature or respective relatively short maturity dates.

The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g)	Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter




Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements as of June 30, 2010
(Expressed in US Dollars)
_______________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

i)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.







Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements as of June 30, 2010
(Expressed in US Dollars)
_______________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

k)	Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year period's presentation.






Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements as of June 30, 2010
(Expressed in US Dollars)
_______________________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

l)	Recently Issued Accounting Pronouncements

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




Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements as of June 30, 2010
(Expressed in US Dollars)
_______________________________________________________________

Note 4 - Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. ("First Light"), namely six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,912 purchase consideration in the First Light transaction was allocated to the six mineral claims which represents First Light's represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. ("Dog Lake"). Two of the six mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of June 30, 2010. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

On April 1, 2010, Auric Mining Company ("Auric") entered into an option agreement with the Company to acquire from the Company a fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake. Auric is to complete its due diligence prior to the option expiring on September 15, 2011. No payment terms or amounts have been negotiated or
finalized.   A director of the Company is also the President of
Auric, therefore Auric is considered to be a related party and the option agreement is a related party transaction.

Note 5 - Related Party Transactions

The Company incurred administration and accounting fees of $15,845 to a corporation which is a significant shareholder of the Company. As at June 30, 2010, $14,309 is owing to this corporation





Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements as of June 30, 2010
(Expressed in US Dollars)
_______________________________________________________________

that is included in amounts due to related parties which is unsecured, non-interest bearing and is due on demand.

On March 8, 2010 the Company issued 10,132,430 common shares to settle a total $10,132 of debt owing to corporations that are significant shareholders of the Company or have directors in common with significant shareholders. The debt settlement of $10,132 is recorded as a capital transaction.

Included in amounts due to related parties is $10,912 owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light
(see Note 4).

On October 5, 2009, the Company executed a Stock Purchase
Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart Services Inc. ("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company's common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree. As at September 27, 2010, this transaction has not closed. Microart and the Seller are considered to be related parties to the Company, as a director of Microart is also a director of Dog Lake, First Light (see Note 4) and 722868 Ontario Ltd. that has significant stockholdings in the Company.

Note 6 - Due to Former Related Party

As at June 30, 2010, $190,084 was due to former related party who is the Company's former President and Director who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.







Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements as of June 30, 2010
(Expressed in US Dollars)
_______________________________________________________________

Note 7 - Common Stock

a)	Effective October 6, 2009, the Company affected a 1 for
1,000 reverse stock split, thereby reducing the issued and outstanding shares of common stock from 100,060,000 prior to the reverse split to 100,060 following the reverse split. An additional 855 shares were issued due to no fractional shares issued as a result of the reverse stock split. In lieu of issuing fractional shares, the Company issued a full common share to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. The total number of common shares outstanding subsequent to the reverse stock split described above was 100,915. The financial statements have been retroactively adjusted to reflect this reverse stock split.

b)	On October 15, 2009, the Company issued 3,300,000
restricted common shares at $0.01 per share. This included
1,250,000 shares to 722868 Ontario Ltd. described in Note 5.

c)	On October 15, 2009, the Company issued 110,000 Class A
preferred shares at $0.01 per share.

d)	On October 20, 2009, the Company issued 600,000 common
shares at $0.01 per share.

e)	On February 15, 2010, the Company issued 40,000,000
restricted common shares at $0.001 per share.

f)	On March 8, 2010, the Company issued 10,132,430 common
shares at $0.001 per share for settlement of debt of $10,132.

The Company has not issued any stock options.






Microelectronics Technology Company
(formerly China YouTV Corp.)
(A Development Stage Company)
Notes to Financial Statements as of June 30, 2010
(Expressed in US Dollars)
_______________________________________________________________

Note 8 - Preferred Stock

On October 5, 2009, the Company issued 110,000 preferred shares at $0.01 per share. Each preferred share is convertible into 100 common shares and each preferred share entitles the holder to 100 votes at any shareholders' meeting. The preferred shareholders have the first right of refusal to be acquired in the event of a change in control.

Note 9 - Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $375,669 available to offset taxable income in future years which begin expiring in fiscal 2025. Pursuant to ASC 740, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2009 - 35%) The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:


							June 30,	June 30,
							  2010            2009

Income tax recovery at statutory rate             $    (18,450)  $    (132,860)
  Stock-based compensation                                  -          118,560
Valuation allowance change                              18,450          14,300
______________________________________________________________________________
Provision for income taxes                        $         -    $          -
______________________________________________________________________________


For the years ended June 30, 2010 and 2009, the valuation allowance established against the deferred tax assets increased by $18,450 and $14,300 respectively.


Deferred tax assets consist of:

							June 30,        June 30,
							  2010            2009

Net operating loss carryforward                   $    131,484   $     113,030
Less valuation allowance                              (131,484)       (113,030)
______________________________________________________________________________
Net deferred tax asset                            $         -    $          -
______________________________________________________________________________


Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $131,484 attributable to the future utilization of the $375,669 net operating loss carryforward as of June 30, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029 and 2030 in the amounts of $11,525, $24,918, $130,503, $115,143,
$40,855 and $52,725 respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 10 - Subsequent Events

The Company has determined that there were no additional subsequent events to recognize or disclose in these financial statements.










Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below
Management's Annual Report on Internal Control over
Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act
Rule 13a-15(e)) as of December 31, 2008, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of June 30, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
Management concluded in this assessment that as of June 30, 2010, our internal control over financial reporting is not effective.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table furnishes the information concerning
Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify. They are:

Name			Age	Title			Term

Brian Stewart		43	President and		Annual
				Director

Michael Lee		58	Secretary, Treasurer	Annual
				And Director

Notes.

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

Item 11.  Executive Compensation.

No executives of the Company who served in such capacity at the end of the last fiscal year have total annual salary and bonus exceeded $100,000.

Executive Compensation


		 Fees
		Earned 	   Non-Equity  Nonqualified
		  or   Stock  Option Incentive Plan  Deferred    All Other
	       Paid in Awards Awards Compensation  CompensationCompensation Total
Name      Year  Cash   ($)    ($)       ($)           ($)          ($)      ($)
____________________________________________________________________________
(a)        (b)   (c)   (d)    (e)       (f)           (g)          (h)      (i)

Brian     2008    0     0      0         0             0            0        0
Stewart   2009    0     0      0         0             0            0        0
	  2010    0     0      0         0             0            0        0

Michael   2008    0     0      0         0             0            0        0
Lee       2009    0     0      0         0             0            0        0
          2010    0     0      0         0             0            0        0

Officers who are also directors of Microelectronics Technology Company receive no cash compensation for services as a director. However, the directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meet

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 30, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.



As of August 30, 2010, there were 54,133,345 shares of
common stock outstanding.
      Amount and
						       Nature of
Name and				Beneficial     Percentage
Address			   Position     Ownership	of class

Cale Corporation	  Shareholder	   3,510,000	    6.48%
430-5190 Neil Road,
Reno, NV 89502

722868 Ontario Ltd.	  Shareholder	   21,250,000	   39.25%
3475 14th Avenue
Markham, ON L3R 0H4
Canada

Presidents Corporate      Shareholder	   11,000,000	   20.32%
Group
100 West Liberty Street
10th floor
Reno, NV 89502

Sofiane Group Inc	  Shareholder	    10,000,000	   18.47%
35 A Regent Street
Belize City, Belize


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

2010        $   19,860      Manning Elliott LLP
2009        $   11,059      Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010        $       0       Manning Elliott LLP
2009        $       0       Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010        $       0       Manning Elliott LLP
2009        $       0       Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010        $       0       Manning Elliott LLP
2009        $       0       Michael T. Studer CPA P.C.

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

Dated:  September 27, 2010

Microelectronics Technology Company

By: /S/ Brian Stewart
         Brian Stewart
  Chief Executive Officer
      & Director

By: /S/ Michael Lee
        Michael lee
Chief Financial Officer