Form 10-Q
period 2010-09-30
MICROELECTRONICS TECHNOLOGY Co
filed 2010-11-10
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY



FORM 10-Q
(Quarterly Report)


Filed  11/11/10 for the Period Ending 09/30/10





Address		1702 ChinaChem Tower,
		34 - 37 Connaught Road,
		Central, Hong Kong, China.

Telephone	(888) 777-8777

CIK		0001329136

Symbol		MELY

SIC Code	1000 - Metal Mining

Industry	Gold & Silver

Sector		Basic Materials

Fiscal Year	06/30

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ___________

Commission File Number : 333-130767

MICROELECTRONICS TECHNOLOGY COMPANY
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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )


At November 5, 2010, the Company had outstanding of
54,133,345 shares of Common Stock, $0.00001 par value per share.

MICROELECTRONICS TECHNOLOGY COMPANY
FORM 10-Q
For the Period Ended September 30, 2010
TABLE OF CONTENTS


PART I	FINANCIAL INFORMATION 						Pages

Item 1.	Financial Statements  ..........				6 - 15

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........			17 - 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.... 	18

Item 4T.Controls and Procedures...........				18

PART II

Item 1.	Legal Proceedings................			 	18

Item 1A.Risk Factors............					19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..	19 - 20

Item 3.	Defaults Upon Senior Securities.........			20

Item 4.	Submission of Matters to a Vote of Security Holders...		20

Item 5.	Other Information.........					20

Item 6.	Exhibits and Certifications......				20

Part 1. Item 1. Financial Statements

MICROELECTRONICS TECHNOLOGY COMPANY


								Page No.

Balance Sheets as at September 30, 2010 and June 30, 2010		7

Statements of Operations
for the three months ended September 30, 2010 and 2009
and for the period May 18, 2005 (Inception) to
September 30, 2010							8

Statements of Cash Flows
for the three months ended September 30, 2010 and 2009
and for the period May 18, 2005 (Inception) to
September 30, 2010							9

Notes to Financial Statements					        10 - 15

MICROELECTRONICS TECHNOLOGY COMPANY

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010

(Expressed in US Dollars)

(Unaudited)

Microelectronics Technology Company
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars )


						Sep. 30,	June 30,
						  2010		  2010
                                               (Unaudited)

  Current Assets
   Cash					    $       170    $        47
   Accounts receivable                              386            386
   Prepaid expenses                                 668              -
						______________________
Total current assets                              1,224            433

Mineral claims acquisition costs (note 3)       124,911        124,912
						______________________
Total assets				        126,135        125,345
						______________________

Liabilities and stockholders' deficit

  Current Liabilities
   Accounts payable			    $    42,746    $    38,881
   Accrued liabilities                            9,980          3,360
   Due to related party (Note 4)                 36,475         25,220
   Due to former related party (Note 5)         190,084        190,084
						______________________
Total liabilities                               279,285        257,545
						______________________

Contingency and Commitment (Notes 1 and 4)

Stockholders' deficit
  Preferred stock, $0.00001 par value:
   Authorized 200,000,000 shares
   Issued and outstanding, 110,000
   (nil - 2009)                             $         1    $         1
  Common stock, $0.00001 par value:
   Authorized 200,000,000 shares
   Issued and outstanding, 54,333,345 and
    100,060 shares, respectively                    541            541
   Additional paid-in capital                 1,035,080      1,035,080
   Subscription notes receivable                (38,400)       (38,400)
   Accumulated deficit                       (1,150,372)    (1,129,422)
				              ________________________
Total Stockholders' Deficit                    (153,150)      (132,200)
					      ________________________
Total liabilities and stockholders' deficit $   126,135    $   125,345
					      ________________________



The accompanying notes are an integral part of these financial statements

Microelectronics Technology Company
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars )
(Unaudited)

								  Accumulated
								   during the
								  development
		                              For the 3 months  stage (May 18,
		                                ended Sep.30,         2005 to
 			                       2010       2009   Sep.30, 2010

Revenue                                     $       -  $      -   $         -

Expenses
  General and
  administrative                               20,948    2,2827      1,142,898
  Impairment of mineral
  property costs                                    -         -          7,794
			                    __________________________________
Total operating
expenses                                    $  20,948  $  2,827   $  1,129,744
			                    __________________________________

Loss before other income                      (20,948)   (2,827)    (1,150,692)

Other income
 Interest income                                    -         -            322
			                    ___________________________________
Net loss                                    $ (20,948) $ (2,827)  $ (1,150,370)
			                    ___________________________________

Net loss per
common share
- Basic and diluted                         $  (0.00)  $  (0.03)

Weighted average
number                                       54,133,345  100,060
of common shares
outstanding




The accompanying notes are an integral part of these financial statements

Microelectronics Technology Company
(A Development Stage Company)
Statements Of Cash Flows
(Expressed in US Dollars )
(Unaudited)
								Cumulative
								during the
								development
			               For three months        stage (May 18,
			                ended Sep.30,            2005 to
 				      2010         2009        Sep.30, 2010)

Cash Flows (Used In) Provided By :
Operating Activities
 Net Loss			 $  (20,948) $  (  2,827)  $     (1,150,370)
 Adjustments to reconcile net
 loss to net cash used
 in operating activities:
 Impairment of mineral
 property costs                          -            -               6,033
 Stock-based compensation                -            -             796,880
Changes in operating assets
and liabilities:
 Prepaid expenses                      (668)          -                (668)
 Accounts receivable                     -            -                (386)
 Due to related party                11,255           -              36,475
 Accounts payable and
 accrued liabilities                 10,485        2,721             41,814
				   ________________________________________
Net cash used in operating
activities                              123         (106)          (270,223)
				   ________________________________________

Investing Activities
 Mineral claim acquisition
 costs incurred                          -            -              (6,033)
				   ________________________________________
Net cash used in investing
activities                               -            -              (6,033)
				   ________________________________________

Financing Activities
 Loans from related party                -            -             190,084
 Proceeds from sales of
 preferred stock		         -	      -               1,110
 Proceeds from sales of
 common stock                            -            -              85,242
				   ________________________________________
Net cash provided by financing
activities                               -            -             276,426
				   ________________________________________

Increase/(Decrease) in Cash             123         (106)               170

Cash, beginning                          47          299                 -
				   ________________________________________
Cash, ending                     $      170  $       193  $             170
				   ________________________________________


Supplemental disclosure of cash flow information:
  Interest paid                  $       -   $        -   $              -
  Income tax paid                $       -   $        -   $              -


Noncash investing and financing activities:
  Acquisition of mineral claims
  in exchange for 55,000 shares
  of common stock and assumption
  of $10,912 account payable     $       -   $        -   $         124,912
  Common shares issued for debt
  settlement                     $       -   $        -   $          10,132


The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of September 30, 2010
(Expressed in US Dollars)
(Unaudited)

Note 1 - Nature of Operations and Continuance of Business

Microelectronics Technology Company (the "Company") was incorporated in the State of Nevada on May 18, 2005 under the name Admax Resources Inc., which name was changed on February 9, 2007 to China YouTV Corp. and then to Microelectronics Technology Company on August 31, 2009. From May 18, 2005 to present, the Company's business operations were limited to the acquisition and evaluation of mineral claims and the evaluation of electric media ventures.

The Company is in the development stage and has not generated any revenues and has incurred losses of $1,150,372 since inception. At September 30, 2010, the Company had $170 cash and $279,285 in current liabilities. Further, the Company incurred a loss of $20,948 for the quarter ended September 30, 2010. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

a)	Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ('SEC')
Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2010 and June 30, 2010 and the results of its operations and cash flows for the three months ended September 30, 2010 and 2009. The results of the operations for the three months ended September 30, 2010 are not necessary indicative of the results to be expected for future quarters or the full year.

b)	Use of Estimates

The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of September 30, 2010
(Expressed in US Dollars)
(Unaudited)


Note 2 - Summary of Significant Accounting Policies (contined)


material differences between the estimates and the actual results, future results of operations will be affected.

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

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of September 30, 2010
(Expressed in US Dollars)
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

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

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuation.

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

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of September 30, 2010
(Expressed in US Dollars)
(Unaudited)

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


Note 3 - Mineral Claims

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

Note 4 - Related Party Transactions

The Company incurred administration and accounting fees of $6,579 (2009: $nil) to a corporation which is a significant shareholder of the Company. As at September 30, 2010, $25,563 (June 30, 2010:
$nil) is owing to this corporation that is included in amounts due to related parties which is unsecured, non-interest bearing and is due on demand.

Included in amounts due to related parties is $10,912 (June 30, 2010: $nil) owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light (see Note 3).

On October 5, 2009, the Company executed a Stock Purchase
Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of September 30, 2010
(Expressed in US Dollars)
(Unaudited)

Note 4 - Related Party Transactions (continued)

the capital stock of Microart Services Inc.
("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and

1,250,000 post reverse stock split shares of the Company's common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree. As at November 9, 2010 this transaction has not closed and negotiation is underway to extend the closing date to December 31, 2010.

Microart and the Seller are considered to be related parties to the Company, as a director of Microart is also a director of Dog Lake, First Light (see Note 3) and 722868 Ontario Ltd.
that has significant stockholdings in the Company.

Note 5 - Due to Former Related Party

As at September 30, 2010, $190,084 (June 30, 2010: $190,084) was
due to former related party who is the Company's former President and Director who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 6 - Common Stock

There was no change in the common stock of the Company since the last fiscal year ended June 30, 2010.

The Company has not issued any stock options.

Note 7 - Preferred Stock

On October 5, 2009, the Company issued 110,000 preferred shares at $0.01 per share. Each preferred share is convertible into 100 common shares and each preferred share entitles the holder to 100 votes at any shareholders' meeting. The preferred shareholders have the first right of refusal to be acquired in the event of a change in control.

Note 8 - Subsequent Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.
Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

On October 5, 2009, the Company executed a Shares Purchase
Agreement with 722868 Ontario Ltd. ("Seller"), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart
Services Inc. ("Microart"), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company's common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree. As of November 9, 2010, the transaction has not closed and negotiation is underway to extend the closing date to December 31, 2010.

On April 1, 2010 Auric Mining Company signed an option with the Company to acquire fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake Exploration Inc. The option expires on September 15, 2011.


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

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  November 11, 2010

Microelectronics Technology Company

By: /S/ Wei-Chieh Wang
        --------------
        Wei-Chieh Wang
       Chief Executive Officer
         & Director

By: /S/ Albert Ng
        ---------
        Albert Ng
       Chief Financial Officer