Form 10-Q
period 2010-12-31
MICROELECTRONICS TECHNOLOGY Co
filed 2011-02-14
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY

FORM 10-Q

(Quarterly Report)

Filed  02/14/11 for the Period Ending 12/31/10

Address	1702 ChinaChem Tower, 34 – 37 Connaught Road, Central, Hong Kong, China.
Telephone	(888) 777-8777
CIK	0001329136
Symbol	MELY
SIC Code	1000 – Metal Mining
Industry	Gold & Silver
Sector	Basic Materials
Fiscal Year	06/30

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2010.

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

888-777-8777

(Registrant’s telephone number, including area code)

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  (  )

Accelerated filer (  )

Non-accelerated filer (  )

Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes (  )   No ( X )

At February 14, 2011, the Company had outstanding of 54,133,345 shares of Common Stock, $0.00001 par value per share.

MICROELECTRONICS TECHNOLOGY COMPANY

FORM 10-Q

For the Period Ended December 31, 2010

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Pages

Item 1.

Financial Statements  ..........

6 - 15

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations..........

16 - 17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk....

17

Item 4T.

Controls and Procedures...........

17

PART II

Item 1.

Legal Proceedings................

18

Item 1A.

Risk Factors............

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds..

18-19

Item 3.

Defaults Upon Senior Securities.........

19

Item 4.

Submission of Matters to a Vote of Security Holders...

19

Item 5.

Other Information.........

19

Item 6.

Exhibits and Signatures…......

            19 - 26

Part 1. Item 1. Financial Statements

MICROELECTRONICS TECHNOLOGY COMPANY

Page No.

Balance Sheets as at December 31, 2010 and June 30, 2010

7

Statements of Operations

for the three months ended December 31, 2010 and 2009;

six months ended December 31, 2010 and 2009;

and for the period May 18, 2005 (Inception) to

December 31, 2010

8

Statements of Cash Flows

for the six months ended December 31, 2010 and 2009

and for the period May 18, 2005 (Inception) to

December 31, 2010

9

Notes to Financial Statements

10 - 15

MICROELECTRONICS TECHNOLOGY COMPANY

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2010

(Expressed in US Dollars)

(Unaudited)

Microelectronics Technology Company
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars )

	Dec.31,	June 30,
	2010	2010
	(Unaudited)
Current Assets
Cash	$584	$47
Accounts receivable	386	386
Prepaid expenses	668	-
Total current assets	1,638	433
Mineral claims acquisition costs (Note 3)	124,912	124,912
Total assets	126,550	125,345

Liabilities and stockholders' deficit
Current Liabilities
Accounts payable	$43,046	$38,881
Accrued liabilities	2,800	3,360
Due to related parties (Note 4)	54,935	25,220
Due to former related party (Note 5)	190,084	190,084
Total liabilities	290,865	257,545

Contingency and Commitment (Notes 1 and 4)

Stockholders' deficit
Preferred stock, $0.00001 par value: (Note 7)
Authorized 200,000,000 shares
Issued and outstanding, 110,000 (nil-June 30, 2009)	$1	$1
Common stock, $0.00001 par value: (Note 7)
Authorized 200,000,000 shares
Issued and outstanding, 54,133,345 and
100,060 shares, respectively	541	541
Additional paid-in capital	1,035,080	1,035,080
Subscription notes receivable	(38,400)	(38,400)
Accumulated deficit	(1,161,537)	(1,129,422)
Total stockholders' deficit	(164,315)	(132,200)
Total liabilities and stockholders' deficit	$126,550	$125,345

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars )
(Unaudited)
							Accumulated
							during the
							development
		For the 3 months			For the 6 months		stage (May 18,
		Ended Dec.31,			ended Dec. 31,		2005 to
		2010		2009	2010	2009	Dec. 31, 2010

Revenue	$		$		$-	$-	$-

Expenses
General and administrative		11,167		21,235	32,115	24,975	1,154,065
Impairment of mineral property costs		-		-	-	-	7,794
Total operating expenses		$11,167		$21,235	$32,115	$24,975	$1,161,859
Loss before other income		(11,167)		(21,235)	(32,115)	(24,975)	(1,161,859)

Other income
Interest income		-		-	-	-	322
Net loss		$(11,167)		$(21,235)	$(32,115)	$(24,975)	$(1,161,537)

Net loss per common share
- Basic and diluted		$(0.00)		$(0.00)	$(0.00)	$(0.01)

Weighted average number
of common shares outstanding		54,133,000		5,923,973	54,133,000	3,012,017

The accompanying notes are an integral part of these financial statements

Microelectronics Technology Company
(A Development Stage Company)
Statements Of Cash Flows
(Expressed in US Dollars )
(Unaudited)
			Cumulative
			during the
			development
	For the six months		stage (May 18,
	ended Dec.31,		2005 to
	2010	2009	Dec. 31, 2010)

Cash Flows (Used In) Provided By :
Operating Activities
Net Loss	$(32,115)	$(24,975)	$(1,161,537)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment of mineral property costs	-	-	6,033
Stock-based compensation	-	-	796,880
Changes in operating assets and liabilities:
Prepaid expenses	(668)	-	(668)
Accounts receivable	-	-	(386)
Due to related parties	29,715	24,182	54,935
Accounts payable and accrued liabilities	3,605	3,106	34,934
Net cash used in operating activities	537	2,313	(269,809)
Investing Activities
Mineral claim acquisition costs incurred	-	-	(6,033)
Net cash used in investing activities	-	-	(6,033)
Financing Activities
Loans from former related party	-	-	190,084
Proceeds from sales of preferred stock	-	-	1,100
Proceeds from sales of common stock	-	-	85,242
Net cash provided by financing activities	-	-	276,426
Increase/(Decrease) in Cash	537	2,313	584
Cash, beginning	47	299	-
Cash, ending	$584	$2,612	$584
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Noncash investing and financing activities:
Acquisition of mineral claims in exchange
for 55,000 shares of common stock and assumption
of $10,912 account payable	$-	$-	$124,912
Common shares issued for debt settlement	$-	-	$10,132

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of December 31, 2010

(Expressed in US Dollars)

(Unaudited)

Note 1 – Nature of Operations and Continuance of Business

Microelectronics Technology Company (the “Company”) was incorporated in the State of Nevada on May 18, 2005 under the name Admax Resources Inc., which name was changed on February 9, 2007 to China YouTV Corp. and then to Microelectronics Technology Company on August 31, 2009.  From May 18, 2005 to present, the Company’s business operations were limited to the acquisition and evaluation of mineral claims and the evaluation of electronic media ventures.

The Company is in the development stage and has not generated any revenue and has incurred losses of $1,161,537 since inception. At December 31, 2010, the Company had $584 cash and $290,865 in current liabilities. Further, the Company incurred a loss of $11,167 for the quarter ended December 31, 2010. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

a)

Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions on Securities and Exchange Commission ("SEC") Form 10-Q.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at December 31, 2010 and June 30, 2010, and the results of its operations and cash flows for the three and six months ended December 31, 2010 and 2009.  The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

b)

Use of Estimates

The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of December 31, 2010

(Expressed in US Dollars)

(Unaudited)

______________________________________________________

Note 2 - Summary of Significant Accounting Policies (continued)

that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

d)

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, due to related parties and due to former related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature or respective relatively short maturity dates.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of December 31, 2010

(Expressed in US Dollars)

(Unaudited)

_______________________________________________________________

g)

Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a

Note 2 - Summary of Significant Accounting Policies (continued)

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

j)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of December 31, 2010

(Expressed in US Dollars)

(Unaudited)

_______________________________________________________________

assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Note 2 - Summary of Significant Accounting Policies (continued)

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

k)

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year period’s presentation.

l)

Recently Issued Accounting Pronouncements

          The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock.  No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,912 purchase consideration in the First Light transaction was allocated to the six mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the six mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of December 31, 2010. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

On April 1, 2010, Auric Mining Company (“Auric”) entered into an option agreement with the Company to acquire from the Company a fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake. Auric is to complete its due diligence prior to the option expiring on September 15, 2011.  No payment terms or amounts have been negotiated or finalized.   A director of the Company is also the President of Auric, therefore Auric is considered to be a related party and the option agreement is a related party transaction.

  Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of December 31, 2010

(Expressed in US Dollars)

(Unaudited)

__________________________________________________________________________________

Note 4 – Related Party Transactions

The Company incurred administration and accounting fees of $12,579 (2009: $ nil) to a corporation which is a significant shareholder of the Company. As at December 31, 2010, $32,024 (June 30, 2010: $14,308)  is owing to this corporation that is included in amounts due to related parties which is unsecured, non-interest bearing and is due on demand.

Included in amounts due to related parties is $10,912 (June 30, 2010: $ nil) owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light (see Note 3).  Also included is the amount of $12,000 (June 30, 2010: $ nil) advanced by Cale Corporation, a Nevada corporation under common control with several significant shareholders of the Company.

On October 5, 2009, the Company executed a Stock Purchase Agreement with 722868 Ontario Ltd. (“Seller”), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart Services Inc. (“Microart”), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split shares of the Company’s common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree. On January 4, 2011 both parties agreed to allow the Agreement to lapse, without further recourse to each other.

Microart and the Seller are considered to be related parties to the Company, as a director of Microart is also a director of Dog Lake, First Light (see Note 3) and 722868 Ontario Ltd. that has significant stockholdings in the Company.

Note 5 – Due to Former Related Party

As at December 31, 2010, $190,084 (June 30, 2010: $190,084) was due to former related party who is the Company’s former President and Director who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 6 – Common Stock

There was no change in the common stock of the Company since the last fiscal year ended June 30, 2010.

The Company has not issued any stock options.

Note 7 – Preferred Stock

On October 5, 2009, the Company issued 110,000 preferred shares at $0.01 per share. Each preferred share is convertible into 100 common shares and each preferred share entitles the holder to 100 votes at any shareholders’ meeting.  The preferred shareholders have the first right of refusal to be acquired in the event of a change in control.

Note 8 - Subsequent Events

The Company has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

PART I

This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of the Company’s Business

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

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), primarily 6 mineral claims located in Ontario Canada, pursuant to an Asset Purchase and Sale Agreement. The purchase price for the assets was $114,000, payable in cash and/or Company common stock.  No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction.

On October 5, 2009, the Company executed a Shares Purchase Agreement with 722868 Ontario Ltd. (“Seller”), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart Services Inc. (“Microart”), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split (see succeeding paragraph) shares of the Company’s common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree. On January 4, 2011 both parties agreed to allow the Agreement to lapse, without further recourse to each other.

On April 1, 2010 Auric Mining Company signed an option with the Company to acquire fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake Exploration Inc.  The options expires on September 15, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4T. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective.

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in the Form 10-K filed September 28, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 10, 2009, the Company issued 55,000 restricted shares of common stock as payment to First Light Resources Inc. as per the Asset Purchase and Sale Agreement on April 1, 2009.

On June 4, 2009, the Company issued 15,000 free trading shares of common stock to four consultants as per the Company’s 2009 Non-Qualified Stock Compensation Plan which was approved on April 8, 2009.

Effective October 6, 2009, the Company effectuated a 1 for 1,000 reverse stock splits, thereby reducing the issued and outstanding shares of Common Stock from 100,060,000 prior to the reverse split to 100,915 following the reverse split. All common stock references have been adjusted to reflect this reverse stock split.

In addition, effective October 6, 2009, the Company’s quotation symbol on the Over-the-Counter Bulletin Board and Pink Sheets were changed from CYTV to MELY.

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

On April 5, 2010, 3,200,000 shares issued under Regulation “S” (X) on October 20, 2009 were retired to treasury.

The Company has not issued any stock options or other convertible securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

Item 6.  EXHIBITS & SIGNATURES

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

Dated:  February 14, 2011

Microelectronics Technology Company

By: /S/ Wei-Chieh Wang

             Wei-Chieh Wang

       Chief Executive Officer

         & Director

By: /S/ Albert Ng

             Albert ng

       Chief Financial Officer

Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wei-Chieh Wang, Director and Chief Executive Officer of Microelectronics Technology Company, certify that :

1. I have reviewed this Quarterly Report on Form 10-Q of Microelectronics Technology Company;

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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

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

Dated : February 14, 2011. Signature : /s/ Wei-Chieh Wang ---------------
Wei-Chieh Wang

        Director & Chief Executive Officer

Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Albert Ng, Chief Financial Officer of Microelectronics Technology Company, certify that :

1. I have reviewed this Quarterly Report on Form 10-Q of Microelectronics Technology Company;

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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

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

Dated : February 14, 2011. Signature : /s/ Albert Ng ---------
Albert Ng

   Director & Chief Financial Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microelectronics Technology Company (the "Company") on Form 10-Q for the quarter ended December 31, 2010 as filed with the securities and Exchange Commission on the date hereof (the "Report"),

I, Wei-Chieh Wang, Chief Executive Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,  that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

  /s/ Wei-Chieh Wang

      --------------

      Wei-Chieh Wang

Director & Chief Executive Officer

February 14, 2011.

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microelectronics Technology Company (the "Company") on Form 10-Q for the quarter ended December 31, 2010 as filed with the securities and Exchange Commission on the date hereof (the "Report"),

I, Albert Ng, Chief Financial Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,  that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

/s/ Albert Ng

    ---------

    Albert Ng

Director & Chief Financial Officer

February 14, 2011.