Form 10-Q
period 2011-03-31
MICROELECTRONICS TECHNOLOGY Co
filed 2011-05-05
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY

FORM 10-Q

(Quarterly Report)

Filed  05/05/11 for the Period Ending 03/31/11

Address	1702 ChinaChem Tower, 34 – 37 Connaught Road, Central, Hong Kong, China.
Telephone	(888) 777-8777
CIK	0001329136
Symbol	MELY
SIC Code	1000 – Metal Mining
Industry	Gold & Silver
Sector	Basic Materials
Fiscal Year	06/30

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011.

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

Yes (  )   No ( X )

At May 5, 2011, the Company had outstanding of 54,133,345 shares of Common Stock, $0.00001 par value per share.

MICROELECTRONICS TECHNOLOGY COMPANY

FORM 10-Q

For the Period Ended March 31, 2011

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Pages

Item 1.

Financial Statements  .........

 6 - 18

Item 2.

Management's Discussion and Analysis

          of Financial Condition and Results of

          Operations..........

19 - 21

Item 3.

Quantitative and Qualitative

          Disclosures about Market Risk....

21

Item 4T.

Controls and Procedures...........

21

PART II

Item 1.

Legal Proceedings................

22

Item 1A.

Risk Factors............

22

Item 2.

Unregistered Sales of Equity

          Securities and Use of Proceeds. . . . 22 - 23

Item 3.

Defaults Upon Senior Securities.....

23

Item 4.

Submission of Matters to a Vote of

          Security Holders... . .

23

Item 5.

Other Information.........

23

Item 6.

Exhibits and Signatures…....          23 - 30

Part 1. Item 1. Financial Statements

MICROELECTRONICS TECHNOLOGY COMPANY

Page No.

Balance Sheets as at March 31, 2011

and June 30, 2010

                             7

Statements of Operations for the three

months ended March 31, 2011 and 2010;

nine months ended March 31, 2011 and 2010;

and for the period May 18, 2005 (Inception)

to March 31, 2011

          8

Statements of Cash Flows for the nine

months ended March 31, 2011 and 2010

and for the period May 18, 2005 (Inception)

to March 31, 2011

          9

Notes to Financial Statements

              10 - 18

MICROELECTRONICS TECHNOLOGY COMPANY

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2011

(Expressed in US Dollars)

(Unaudited)

Microelectronics Technology Company
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars )

	March 31,	June 30,
	2011	2010
	(Unaudited)
Current Assets
Cash	$177	$47
Accounts receivable	386	386
Prepaid expenses	668	-
Total current assets	1,231	433
Mineral claims acquisition costs (Note 3)	124,911	124,912
Total assets	126,142	125,345

Liabilities and stockholders' deficit
Current Liabilities
Accounts payable	$42,990	$38,881
Accrued liabilities	-	3,360
Due to related parties (Note 4)	66,035	25,220
Due to former related party (Note 5)	190,084	190,084
Total liabilities	299,109	257,545

Contingency and Commitment (Notes 1 and 4)

Stockholders' deficit
Preferred stock, $0.00001 par value: (Note 7)
Authorized 200,000,000 shares
Issued and outstanding, 110,000 (110,000-June 30, 2010)	$1	$1
Common stock, $0.00001 par value: (Note 7)
Authorized 200,000,000 shares
Issued and outstanding, 54,133,345
(54,133,345 – June 30, 2010)	541	541
Additional paid-in capital	1,035,080	1,035,080
Subscription notes receivable	(38,400)	(38,400)
Accumulated deficit	(1,170,189)	(1,129,422)
Total stockholders' deficit	(172,967)	(132,200)
Total liabilities and stockholders' deficit	$126,142	$125,345

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars )
(Unaudited)
							Accumulated
							during the
							development
		For the 3 months			For the 9 months		stage (May 18,
		Ended March 31,			ended March 31,		2005 to
		2011		2010	2011	2010	March 31, 2011

Revenue	$		$		$-	$-	$-

Expenses
General and administrative		8,652		16,106	40,767	41,081	1,162,717
Impairment of mineral property costs		-		-	-	-	7,794
Total operating expenses		$8,652		$16,106	$40,767	$41,081	$1,170,511
Loss before other income		(8,652)		(16,106)	(40,767)	(41,081)	(1,170,511)

Other income
Interest income		-		-	-	-	322
Net loss		$(8,652)		$(16,106)	$(40,767)	$(41,081)	$(1,170,189)

Net loss per common share
- Basic and diluted		$(0.00)		$(0.00)	$(0.00)	$(0.00)

Weighted average number
of common shares outstanding		54,133,000		29,409,375	54,133,000	11,845,361

The accompanying notes are an integral part of these financial statements

Microelectronics Technology Company
(A Development Stage Company)
Statements Of Cash Flows
(Expressed in US Dollars )
(Unaudited)
			Cumulative
			during the
			development
	For the nine months		stage (May 18,
	ended March 31,		2005 to
	2011	2010	March 31, 2011)

Cash Flows (Used In) Provided By :
Operating Activities
Net Loss	$(40,767)	$(41,081)	$(1,170,189)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment of mineral property costs	-	-	6,033
Stock-based compensation	-	-	796,880
Changes in operating assets and liabilities:
Prepaid expenses	(668)	-	(668)
Accounts receivable	-	-	(386)
Due to related parties	40,815	8,032	66,035
Accounts payable and accrued liabilities	750	(8,470)	32,079
Net cash used in operating activities	130	(41,519)	(270,216)
Investing Activities
Mineral claim acquisition costs incurred	-	-	(6,033)
Net cash used in investing activities	-	-	(6,033)
Financing Activities
Loans from former related party	-	-	190,084
Subscription notes receivable	-	(70,400)
Proceeds from sales of preferred stock	-	1,100	1,100
Proceeds from sales of common stock	-	111,000	85,242
Net cash provided by financing activities	-	41,700	276,426
Increase/(Decrease) in Cash	130	181	177
Cash, beginning	47	299	-
Cash, ending	$177	$480	$177
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Noncash investing and financing activities:
Acquisition of mineral claims in exchange
for 55,000 shares of common stock and assumption
of $10,912 account payable	$-	$-	$124,912
Common shares issued for debt settlement	$-	$10,132	$10,132

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2011

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

The Company is in the development stage and has not generated any revenue and has incurred losses of $1,170,189 since inception. At March 31, 2011, the Company had $177 cash and $299,109 in current liabilities. Further, the Company incurred a loss of $8,652 for the quarter ended March 31, 2011. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

a)

Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions on Securities and Exchange Commission ("SEC") Form 10-Q.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2011

(Expressed in US Dollars)

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

for the year ended June 30, 2010, included in the Company's Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2011 and June 30, 2010, and the results of its operations and cash flows for the three and nine months ended March 31, 2011 and 2010.  The results of operations for the three and nine months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2011

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

d)

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010,the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2011

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2011

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2011

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

Note 3 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock.  No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,912 purchase consideration in the First Light transaction was allocated to the six mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the six mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of March 31, 2011. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2011

(Expressed in US Dollars)

(Unaudited)

Note 3 – Mineral Claims (Continued)

significant stockholdings in the Company by a director in common between Dog Lake and First Light.

On April 1, 2010, Auric Mining Company (“Auric”) entered into an option agreement with the Company to acquire from the Company a fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake. Auric is to complete its due diligence prior to the option expiring on September 15, 2011.  No payment terms or amounts have been negotiated or finalized.   A director of the Company is also a Director of Auric, therefore Auric is considered to be a related party and the option agreement is a related party transaction.

Note 4 – Related Party Transactions

The Company incurred administration and accounting fees of $18,579 (2010: $6,000) to a corporation which is a significant shareholder of the Company. As at March 31, 2011, $41,024 (June 30, 2010: $14,308)  was owing to this corporation that was included in amounts due to related parties which was unsecured, non-interest bearing and was due on demand.

Included in amounts due to related parties was $10,912 (June 30, 2010: $10,912) owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light (see Note 3).  Also included were the amounts of $12,000 (June 30, 2010: $ nil) advanced by Cale Corporation, a Nevada corporation and $2,100 (June 30, 2010: $ nil) advanced by Vici Industries (Canada) Inc., a British Columbia, Canada corporation respectively.  Both the afore-mentioned corporations are under common control with several significant shareholders of the Company.

On October 5, 2009, the Company executed a Stock Purchase Agreement with 722868 Ontario Ltd. (“Seller”), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart Services Inc.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2011

(Expressed in US Dollars)

(Unaudited)

Note 4 – Related Party Transactions (Continued)

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

Note 5 – Due to Former Related Party

As at March 31, 2011, $190,084 (June 30, 2010: $190,084) was due to former related party who is the Company’s former President and Director who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2011

(Expressed in US Dollars)

(Unaudited)

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

On October 5, 2009, the Company executed a Stock Purchase Agreement with 722868 Ontario Ltd. (“Seller”), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4T. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based

ITEM 4T. CONTROLS AND PROCEDURES (continued)

on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (continued)

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

Dated:  May 5, 2011

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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated : May 5, 2011. Signature : /s/ Wei-Chieh Wang ---------------
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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated : May 5, 2011. Signature : /s/ Albert Ng ---------
Albert Ng

   Director & Chief Financial Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microelectronics Technology Company (the "Company") on Form 10-Q for the quarter ended March 31, 2011 as filed with the securities and Exchange Commission on the date hereof (the "Report"),

I, Wei-Chieh Wang, Chief Executive Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,  that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

  /s/ Wei-Chieh Wang

      --------------

      Wei-Chieh Wang

Director & Chief Executive Officer

May 5, 2011.

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microelectronics Technology Company (the "Company") on Form 10-Q for the quarter ended March 31, 2011 as filed with the securities and Exchange Commission on the date hereof (the "Report"),

I, Albert Ng, Chief Financial Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,  that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

/s/ Albert Ng

    ---------

    Albert Ng

Chief Financial Officer

May 5, 2011.