Form 10-K
period 2011-06-30
MICROELECTRONICS TECHNOLOGY Co
filed 2011-09-27
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 001-32984

Microelectronics Technology Company
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14 Monarch Bay Plaza Monarch Bay, California	92629
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 866-587-2860
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class
Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,558,413

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,133,345 as of June 30, 2011.

PART I

Item 1. Business

Cloud Data

Overview

Effective August 25, 2011 we entered into a Share Exchange Agreement with Cloud Data Corporation, a Nevada corporation (“Cloud Data”) and designated therein as the “Seller”, and its stockholders designated therein as the “Selling Shareholders” (the Agreement). Pursuant to the provision of the Agreement, we agreed to issue to the Selling Shareholders (i) 70,000,000 shares of our common stock, in exchange for the transfer and delivery to us by the Selling Shareholders of the 70,000,000 shares of common issued by the Seller, which are all of the issued and outstanding securities of the Seller. As result of the transaction contemplated by the Agreement, the Seller will become our wholly owned subsidiary.

Through the acquisition of Cloud Data, we are moving into the Internet incubator space in order to capitalize upon the technology opportunities available today and in the immediate future within the cloud computing market place.

Cloud Data was formed for the purpose of becoming an incubator for on-line advertising, marketing and web application firms. Cloud Data Corp has developed proprietary technologies that will enable the company to capitalize on the third party data management and utilization space through the implementation of a cost effective development and delivery system allowing for economies of scale to be applied to custom applications.

Industry Background

With technological advancements in the telecommunications industry, Internet marketing techniques have grown significantly. Internet marketing is also referred to as i-marketing, web-marketing, online marketing or e-marketing where companies market their products or services over the Internet. The Internet has brought media to a global audience. The interactive nature of Internet marketing in terms of providing instant responses and eliciting responses are unique qualities of the medium. Internet marketing is broad in scope because it also includes e-mail, mobile media, and management of digital customer data and electronic customer relationship management. Internet marketing ties together creative and technical aspects of the Internet including design, development, advertising and sales.

The worldwide Internet population is estimated to 1.83 billion and is expected to top 2.2 billion in 2011. Each of these “visitors” has one thing in common -- online communication.

• communication with information

• communication with others

• communication with retailers

• communication with physicians

• communication with entertainment.

Online ad spending is expected to increase by 14% to $51 billion in 2011. By 2015, worldwide online ad spending is expected to surpass the $100 billion mark. This prediction from Madison Avenue’s long respected definitive source for the global ad economy – Magna Global – upgraded its overall ad spending estimate predicting it will expand 4.2% in 2011, nearly double the 2.4% rate of growth estimated in 2009. “We expect media suppliers to generate $169.9 billion of advertising revenues during 2011. Online advertising continues to grow rapidly, with double digit growth rates among many of the industry’s sub-segments – especially online video and paid search.”

• 89 million people in the U.S. have used the mobile Internet in the past year

• the mobile device will be the primary connection tool to the Internet for most people in the world by 2020.

• 80% of searchers research online before purchasing within a 10-20 mile radius.

• today, ½ of all connections to the Internet are from phones.

• 69% of US residents are considered “regular Internet users”.

Our Services

We are an interactive, full service, online marketing company that provides companies in various sectors with online marketing and advertising services. These services include the following:

Website Design

Website Design, not to be confused with Website Development, is the skill of creating content presentations delivered to the end-user via the Internet through a web browser, mobile browser, web application, or some other web-enabled software such as Internet television clients. Website Design is the actual conceptualization, graphical representation and creation of the layout (or pages) that will be programmed under the Website Development process.

Website Development

Website Development is the process by which a programmer will convert the graphical representation of the website into an actual functioning website. The programmer will use a myriad of programming technologies depending on how the website is intended to be viewed or used. Development technologies include PHP, ASP, JavaScript, ColdFusion, Flash, CSS, HTML, XHTML and XML to name a few.

Mobile Design/Development

End-user online access to information continues to move toward more portable devices like cell phones and tablets PCs (ie: iPad). In order for the media to display correctly on these new technology devices, the website designer and website programmer must work within the aspect ratios and interface limitations of each device. Considerations include load times, display size and device-specific programming language limitations. Mobile designers must take into account how their designs will be viewed by the ever expanding cell phone and smart phone market. Mobile development is the process by which the specific device designs are converted into actual mobile-friendly websites.

Mobile Application Development (APPS)

The trend with mobile access to information continues to move toward smart phone technology. Smart Phones (ie: iPhone) are mobile devices which have more of the traditional web features of desktop and laptop computers. These Smart Phones also make use of Mobile Applications (otherwise known as “apps”) to further enrich the end-user experience. Mobile Applications include everything from games and music to financial and business tools. With the introduction of “tablet PCs” such as the iPad, the various Mobile Application markets have expanded to work on these devices as well. Mobile application development is the process by which an application designer and application developer work together to create device-specific applications, which can operate, in large part without the need for constant Internet connection.

Website Application Development

A Web application is an application that is accessed over a network such as the Internet or an intranet and is popular due to the ubiquity of web browsers, and the convenience of using a web browser as a client, sometimes called a thin client. The ability to update and maintain web applications without distributing and installing software on potentially thousands of client computers is a key reason for their popularity, as is the inherent support for cross-platform compatibility. Common web applications include webmail, online retail sales, online auctions, wikis and many other functions.

Paid Search Marketing

Paid Search Marketing is where an advertiser pays to have their advertisement displayed on the SERPs (Search Engine Results Pages). The advertiser pays each time the ad is clicked or for a predetermined amount of impressions (views). Advertisers routinely work with an agency to manage their advertising accounts on the various networks. The agency will research which keywords best convert for the advertiser’s industry and will develop ad campaigns designed to garner a high click to impression ratio. The agency monitors the advertiser’s budget and conversion rates making adjustments according to click through rates and the constantly changing keyword search habits of consumers.

Media Planning / Buying

There are many avenues available by which a company can advertise on the web. Advertisers can display banner ads, sponsor email newsletters, paid search marketing, video distribution, online public relations, social media, and podcasts to name a few. The strategy to determining how best to spend an advertiser’s budget and on what mediums support the best R.O.I. falls on the shoulders of the Media Planner/Buyer. The Media Planner/Buyer will work with the design and development team to create the advertising pieces necessary for each ad platform and will then negotiate with the website owners, search engine companies, video distribution networks, etc. to have the ad campaigns facilitated and distributed across their networks.

Banner Advertising and Rich Media Banner Advertising

Rich media banner advertising refers to online advertising that makes use of a range of interactive digital media including streaming video and audio. The ads usually change as the end-users mouse passes over or without any actual user interaction such as on page load or after a specific period of time.

Social Media Marketing / Optimization

Social Media Marketing is similar to Paid Search Advertising/Marketing only instead of advertising to the visitors on the search engine website (such as Google, Bing or Yahoo), advertising is displayed to the members of the social community (such as Facebook or MySpace) and is often customized to the actual member’s demographics, sex, age and characteristics. Search engine marketing is almost solely keyword focused where social media advertising strives to display advertising that specific groups are more likely to convert.

Search Engine Optimization (SEO)

Search Engine Optimization is the process whereby a website is constructed or altered to best achieve high rankings for a keyword or group of keywords determined by the end-user the website is seeking to attract. Search Engine Optimization (or SEO) includes the choice of keywords used in the text paragraphs and the placement of those words on the page, as well as website speed, accessibility, and proper use of “tags”. Search engines use different criteria for ranking pages, and those criteria are periodically changed.

Email Marketing

Email Marketing is the closest form of online direct mail. Instead of the advertising piece arriving in your home’s mailbox, it is instead delivered digitally to your email inbox. Website owners incentivize their website visitors to join a list (ie: Newsletter List) to receive special offers, news, discounts, etc. Website owners then send targeted email messages (advertisements) to this list with offers for goods or services. Email Marketing continues to have one of the largest conversion rates of all forms of online advertising.

Reputation Management

Reputation management is the process of tracking an entity’s actions and opinions about that entity, reporting on those actions and opinions, and then reacting on that report to interject a positive response. Online Reputation Management is the practice of monitoring an entity’s reputation (be that of a person, place, company, or group) on the Internet with a view to controlling perception of that reputation.

Mobile Marketing

Mobile Marketing is the distribution of any kind of promotional or advertising messages to customers through wireless networks. Mobile Marketing uses interactive wireless media to provide customers with time and location sensitive, personalized information that promotes goods, services and ideas. Mobile Marketing can occur via SMS (short message service), MMS (multimedia message service), MWM (mobile web marketing), Mobile Marketing via Bluetooth, In-Game Mobile Marketing, or LBS (Location-based Services).

Flash Design & Development

Rich media advertising is primarily created and displayed using Adobe Flash. This software allows for interactive banner advertising, motion graphics, video display, end-user interaction, tracking and reporting. In addition, Flash can be used to build interactive elements on websites, kiosks, in-store signage and more.

Internet Properties

Internet Properties refer to related business endeavors created from a need identified via the primary operations of the parent company. For example, Cloud Data Corporation has developed several Internet Properties using in-house talent and technologies such as DomainStutter.com, Theoilandgasblog.com, Thewebtechblog.com and an online press release collection and distribution service, and several niche directory websites.

We also intend to expand our mobile division to include mobile application development (iphone, Droid, Blackberry, etc.) based on the fact that over 50 million US mobile subscribers access the web each month on their mobile devices.

The Market

Internet marketing is relatively inexpensive when compared to the ratio of costs against the reach of the target audience. Companies can reach a wide audience for a small fraction of traditional advertising budgets. The nature of the medium allows consumers to research and purchase products and services at their own convenience. Therefore, businesses have the advantage of appealing to consumers in a medium that can bring results quickly. The strategy and overall effectiveness of marketing campaigns depend on business goals and cost-volume-profit (CVP) analysis.

Internet marketers also have the advantage of measuring statistics easily and inexpensively. Nearly all aspects of an Internet marketing campaign can be tracked, measured, and tested. The advertisers can use a variety of methods: pay per impression, pay per click, pay per play, or play per action. Therefore, marketers can determine which messages or offerings are more appealing to the audience. The results of campaigns can be measured and tracked immediately because online marketing initiatives usually require users to click on an advertisement, visit a website, and perform a targeted action. Such measurement cannot be achieved through billboard advertising, where an individual will at best be interested, then decide to obtain more information at a later time.

Because exposure, response and overall efficiency of Internet media are easier to track than traditional off-line media – through the use of web analytics for instance – Internet marketing can offer a greater sense of accountability for advertisers. Marketers and their clients are becoming aware of the need to measure the collaborative effects of marketing (i.e., how the Internet affects in-store sales) rather than siloing each advertising medium. The effects of multi-channel marketing can be difficult to determine, but are an important part of ascertaining the value of media campaigns.

Marketing Strategy

Our strategic marketing plan is to develop a professional business relationship with each of our clients. We will analyze each client’s respective needs and tailor a incubation program designed to elicit the most favorable response in the market. We will utilize our various platforms to meet the requirements of our clients and will provide flexibility.

Competition

Competition in the online marketing industry is intense. Many of our competitors are larger and have greater financial resources than we do. Accordingly, we must rely on our innovative marketing platforms to gain market share in the industry.

Staffing

Cloud Data Corporation has secured consultive relationships, incentivized, with key industry visionary leaders specialized in the cloud incubating space. These consulting relationships were selected based on a vision that will allow companies chosen to incubate within the umbrella organization of Cloud Data Corporation, providing the highest opportunity for growth and success.

Our Mineral Claims

We are a start-up, development stage corporation and have not yet generated any revenues from our business activities. We were incorporated in the State of Nevada on May 18, 2005. Initially, we sought to conduct exploration activities on a mineral claim of 622 acres located in the Similkameen region of British Columbia, Canada. We had intended to explore for gold on the property, but since decided to abandon exploration on this property.

On March 16, 2007, we entered into a Joint Venture Agreement with Beijing Hua Ju Net Media Technology Co. Ltd. (“Hua Ju”) for a term of 20 years to be organized in Beijing, People’s Republic of China (“China”). The purpose of the Joint Venture was to conduct a video sharing website and other related internet interactive media businesses in China. On May 1, 2009, however, the Joint Venture Agreement was terminated.

On April 1, 2009, we acquired certain assets of First Light Resources, Inc. (“First Light”), relating to the mineral exploration of six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or our common stock. No cash was paid to First Light and a total 55,000 (post stock split) shares of our common stock were issued to three designated parties of First Light. We also assumed a $10,912 account payable of First Light in connection with the transaction. Two of the six mineral claims have lapsed, but four claims remain in good standing as of June 30, 2011. Title to the mineral claims is being held in trust, on our behalf, by Dog Lake Exploration Inc. (“Dog Lake”).

On April 1, 2010, Auric Mining Company signed an option with us to acquire a fifty-two percent working interest in the mining claims held in trust by Dog Lake. The option has not been exercised and expired on September 15, 2011.

On October 5, 2009, we executed a Shares Purchase Agreement with 722868 Ontario Ltd. (“Seller”), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart Services Inc. (“Microart”), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 shares of our common stock. The closing, subject to the satisfaction of certain conditions, was to take place on October 15, 2009, or at such other time as the parties may mutually agree. On January 4, 2011 both parties agreed to allow the Agreement to lapse, without further recourse to each other.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

We are headquartered out of 14 Monarch Bay Plaza Monarch Bay, California 92629.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTCQB. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCQB under the symbol “MELY.PK.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2011
Quarter Ended	High $	Low $
June 30, 2011	.25	.25
March 31, 2011	.10	.10
December 31, 2010	1.14	1.14
September, 2010	1.10	1.10

Fiscal Year Ending June 30, 2010
Quarter Ended	High $	Low $
June 30, 2010	0.01	0.01
March 31, 2010	3.00	1.00
December 31, 2009	1.00	0.02
September 30, 2009	1.50	0.05

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 30, 2011, we had 54,133,345 shares of our common stock issued and outstanding, held by 16 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Recent Sales of Unregistered Securities

On August 26, 2011, we acquired 100% of the outstanding shares of Cloud Data Corporation in exchange for 70,000,000 common shares of our common stock.

The sale of the above securities was exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 promulgated under the Act.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the years ended June 30, 2011 and 2010

We generated no revenue for the period from inception (May 18, 2005) to June 30, 2011. We are a development stage company and intend to pursue the line of business of internet marking though the acquisition of Cloud Data.

Our operating expenses for the year ended June 30, 2011 consisted entirely of general and administrative expenses in the amount of $49,406, while our operating expenses for the year ended June 30, 2010 also consisted of general and administrative expenses but in the amount of $52,745. Our operating expenses for the period from inception (March 18, 2005) through June 30, 2011 consisted general and administrative expenses in the amount of $1,171,356 and impairment of mineral property costs of $7,794.

We had a net loss of $49,406 for the year ended June 30, 2011, compared with a net loss of $52,745for the year ended June 30, 2010, and a net loss of $1,178,828 for the period from inception (May 18, 2005) to June 30, 2011.

Liquidity and Capital Resources

As at June 30, 2011, we had $1,588 in current assets and $308,106 in current liabilities. On June 30, 2010, we had a working capital deficit of $306,518.

Operating activities provided $487 in cash for year ended June 30, 2011. Amounts due to related parties of $48,695 and accounts payable and accrued liabilities of $1,866 were the primary components of our positive operating cash flow, offset mainly by our net loss of $49,406. There were no cash flows provided by investing activities or financing activities during the year ended June 30, 2011.

As of June 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As June 30, 2011, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of June 30, 2011 and 2010
F-3	Consolidated Statements of Operations for the Years Ended June 30, 2011 and June 30, 2010
F-4	Consolidated Statement of Stockholders’ Equity as of June 30, 2011
F-5	Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and June 30, 2010
F-6	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Microelectronics Technology Company

(A Development Stage Company)

We have audited the accompanying balance sheets of Microelectronics Technology Company (A Development Stage Company) as of June 30, 2011 and 2010 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and accumulated from July 1, 2008 to June 30, 2011. The financial statements for the period from May 18, 2005 (Date of inception) through June 30, 2008 include a net loss and comprehensive loss of $697,072. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period May 18, 2005 (Date of inception) through June 30, 2008, insofar as it relates to amounts for prior periods through June 30, 2008, is based on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microelectronics Technology Company (A Development Stage Company) as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and accumulated from July 1, 2008 to June 30, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 26, 2011

 Microelectronics Technology Company

(A Development Stage Company)

Balance Sheets

(Expressed in US Dollars)

	June 30,	June 30,
	2011	2010

Assets
Current Assets
Cash	$534	$47
Amounts receivable	386	386
Prepaid expenses	668	—
Total current assets	1,588	433
Mineral claims acquisition costs (Note 3)	124,912	124,912
Total Assets	$126,500	$125,345

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$44,107	$38,881
Accrued liabilities	—	3,360
Due to related parties (Note 4)	73,915	25,220
Due to former related party (Note 5)	190,084	190,084
Total Liabilities	308,106	257,545

Contingency and Commitment (Note 1)
Subsequent Event (Note 9)

Stockholders' Deficit
Preferred stock, $0.00001 par value (Note 7):
Authorized 200,000,000 shares
Issued and outstanding, 110,000 shares	1	1
Common stock, $0.00001 par value (Note 6):
Authorized 200,000,000 shares
Issued and outstanding, 54,133,345 shares	541	541
Additional paid-in capital	1,035,080	1,035,080
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(1,178,828)	(1,129,422)
Total Stockholders' Deficit	(181,606)	(132,200)
Total Liabilities and Stockholders' Deficit	$126,500	$125,345

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)

			Accumulated
			During the
			Development
			Stage (May 18,
	Years Ended June 30,		2005 to
	2011	2010	June 30, 2011)

Revenue	$—	$—	$—

Expenses
General and administrative	49,406	52,745	1,171,356
Impairment of mineral property costs	—	—	7,794
Total operating expenses	49,406	52,745	1,179,150

Loss before other income	(49,406)	(52,745)	(1,179,150)

Other income
Interest income	—	—	322
Net Loss	$(49,406)	$(52,745)	$(1,178,828)

Net loss per common share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	54,133,345	20,956,612

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Statements of Stockholders’ Deficit

For the period May 18, 2005 (Inception) to June 30, 2011

(Expressed in US Dollars)

					Additional	Deferred	Stock	Deficit Accumulated in the	Total
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Subscriptions	Development	Stockholders’
	Number	$	Number	$	Capital	Compensation	Receivable	Stage	Deficit
					$	$	$	$	$

Shares for cash, May 19, 2005	—	—	10,000	—	10	—	—	—	10
Net loss for the period	—	—	—	—	—	—	—	(14,936)	(14,936)
Balance, June 30, 2005	—	—	10,000	—	10	—	—	(14,936)	(14,926)

Shares for cash, September 29, 2005	—	—	13,800	—	34,500	—	—	—	34,500
Net loss for the year	—	—	—	—	—	—	—	(27,540)	(27,540)
Balance, June 30, 2006	—	—	23,800	—	34,510	—	—	(42,476)	(7,966)

Shares for services, June 22, 2007	—	—	100	—	44,680	—	—	—	44,680
Shares for services, June 22, 2007	—	—	10	—	4,500	—	—	—	4,500
Shares for services, July 1, 2007	—	—	250	—	187,500	(187,500)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	31,250	—	—	31,250
Net loss for the year	—	—	—	—	—	—	—	(161,753)	(161,753)
Balance, June 30, 2007	—	—	24,160	—	271,190	(156,250)	—	(204,229)	(89,289)

Shares for services, October 1, 2007	—	—	4,500	—	315,000	(315,000)	—	—	—
Shares for services, March 4, 2008	—	—	1,400	—	95,200	(95,200)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	377,700	—	—	377,700
Net loss for the year	—	—	—	—	—	—	—	(492,843)	(492,843)
Balance, June 30, 2008	—	—	30,060	—	681,390	(188,750)	—	(697,072)	(204,432)

Shares for mineral claims on April 1, 2009	—	—	55,000	1	113,999	—	—	—	114,000
Shares for services, June 4, 2009	—	—	15,000	—	150,000	—	—	—	150,000
Amortization of stock-based compensation	—	—	—	—	—	188,750	—	—	188,750
Net loss for the year	—	—	—	—	—	—	—	(379,605)	(379,605)
Balance, June 30, 2009	—	—	100,060	1	945,389	—	—	(1,076,677)	(131,287)

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Statements of Stockholders’ Deficit

For the period May 18, 2005 (Inception) to June 30, 2011

(Expressed in US Dollars)

					Additional	Deferred	Stock	Deficit Accumulated in the	Total
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Subscriptions	Development	Stockholders’
	Number	$	Number	$	Capital	Compensation	Receivable	Stage	Deficit
					$	$	$	$	$

Balance, June 30, 2009	—	—	100,060	1	945,389	—	—	(1,076,677)	(131,287)

Adjustments for stock splits, (Note 6(a))	—	—	855
Shares issued, October 15, 2009	110,000	1	—	—	1,099	—	—	—	1,100
Shares issued, October 15, 2009	—	—	3,300,000	33	32,967	—	—	—	33,000
Shares issued, October 20, 2009	—	—	600,000	6	5,994	—	—	—	6,000
Shares issued, February 15, 2010	—	—	40,000,000	400	39,600	—	—	—	40,000
Debt settled (Note 5), March 8, 2010	—	—	10,132,430	101	10,031	—	—	—	10,132
Stock subscriptions receivable	—	—	—	—	—	—	(38,400)	—	(38,400)
Net loss for the year	—	—	—	—	—	—	—	(52,745)	(52,745)
Balance, June 30, 2010	110,000	1	54,133,345	541	1,035,080	—	(38,400)	(1,129,422)	(132,200)

Net loss for the year	—	—	—	—	—	—	—	(49,406)	(49,406)
Balance, June 30, 2011	110,000	1	54,133,345	541	1,035,080	—	(38,400)	(1,178,828)	(181,606)

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

			Accumulated
			During the
			Development
			Stage (May 18,
	Years Ended June 30,		2005 to
	2011	2010	June 30, 2011)

Cash Flows (Used In) Provided By:
Operating Activities
Net Loss	$(49,406)	$(52,745)	$(1,178,828)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment of mineral property costs	—	—	6,033
Stock-based compensation	—	—	796,880
Changes in operating assets and liabilities:
Prepaid expenses	(668)	—	(668)
Accounts receivable	—	(386)	(386)
Accounts payable and accrued liabilities	1,866	(24,173)	33,195
Due to related parties	48,695	25,220	73,915
Net cash provided by (used in) operating activities	487	(52,084)	(269,859)

Investing Activities
Mineral claim acquisition costs incurred	—	—	(6,033)
Net cash used in investing activities	—	—	(6,033)

Financing Activities
Loans from former related party	—	—	190,084
Proceeds from sales of preferred stock	—	1,100	1,100
Proceeds from sales of common stock	—	50,732	85,242
Net cash provided by financing activities	—	51,832	276,426

Increase (Decrease) in Cash	487	(252)	534
Cash, beginning	47	299	—
Cash, ending	$534	$47	$534

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$—
Income tax paid	$—	$—	$—

Noncash investing and financing activities:
Common shares issued for debt settlement	$—	$10,132	$10,132
Acquisition of mineral claims in exchange for 55,000 shares of common stock and assumption assumption of $10,912 account payable	$—	$—	$124,912

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2011

(Expressed in US Dollars)

Note 1 – Nature of Operations and Continuance of Business

Microelectronics Technology Company (the “Company”) was incorporated in the State of Nevada on May 18, 2005 under the name Admax Resources Inc., which name was changed on February 9, 2007 to China YouTV Corp. and then to Microelectronics Technology Company on August 31, 2009. From May 18, 2005 to present, the Company’s business operations were limited to the acquisition and evaluation of mineral claims and the evaluation of an internet media venture in China.

The Company is in the development stage and has not generated any revenues and has incurred losses of $1,178,828 since inception. At June 30, 2011, the Company had $534 cash and $308,106 in current liabilities. Further, the Company incurred a loss of $49,406 for the year ended June 30, 2011. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2011

(Expressed in US Dollars)

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

d)             Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and 2010, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

e)             Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)              Financial Instruments

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, due to related parties and due to former related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature or respective relatively short maturity dates.

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2011

(Expressed in US Dollars)

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

j)              j)               Stock-based Compensation

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2011

(Expressed in US Dollars)

Note 3 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,912 purchase consideration in the First Light transaction was allocated to the six mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the six mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of June 30, 2011. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

On April 1, 2010, Auric Mining Company (“Auric”) entered into an option agreement with the Company to acquire from the Company a fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake. Auric is to complete its due diligence prior to the option expiring on September 15, 2011. No payment terms or amounts have been negotiated or finalized and subsequent to May 31, 2011 the option expired. At the time of the agreement a director of the Company was also the President of Auric, therefore Auric was considered to be a related party and the option agreement was a related party transaction.

Note 4 – Related Party Transactions

During the year ended June 30, 2011, the Company incurred administration and accounting fees of $22,579 (2010 - $15,845) to a corporation which is a significant shareholder of the Company. As at June 30, 2011, $46,404 (2010 - $14,309) is owing to this corporation that is included in amounts due to related parties which is unsecured, non-interest bearing and is due on demand.

On March 8, 2010 the Company issued 10,132,430 common shares to settle a total $10,132 of debt owing to corporations that are significant shareholders of the Company or have directors in common with significant shareholders. The debt settlement of $10,132 was recorded as a capital transaction.

Included in amounts due to related parties as at June 30, 2011 is $10,911 (2010 - $10,911) owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light (see Note 3). Also included in amounts due to related parties as at June 30, 2011, is $16,600 (2010 - $nil) advanced by several corporations under common control with several significant shareholders of the Company.

On October 5, 2009, the Company executed a Stock Purchase Agreement (the “Agreement”) with 722868 Ontario Ltd. (“Seller”), an Ontario corporation. The agreement provides for the acquisition from Seller of 51% of the capital stock of Microart Services Inc. (“Microart”), an Ontario corporation engaged in the electronic manufacturing and design services business, in exchange for $500,000 cash and 1,250,000 post reverse stock split shares of the Company’s common stock. The closing, which is subject to satisfaction of certain conditions precedent to closing, is to take place on October 15, 2009, or at such other time as the parties may mutually agree. On January 4, 2011, both parties agreed to allow the Agreement to lapse, without further recourse to each other. Microart and the Seller are considered to be related parties to the Company, as at the time of the agreement a director of Microart was also a director of Dog Lake, First Light (see Note 3) and 722868 Ontario Ltd. that has significant stockholdings in the Company.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2011

(Expressed in US Dollars)

Note 5 – Due to Former Related Party

As at June 30, 2011, $190,084 (2010 - $190,084) was due to former related party who is the Company’s former President and Director who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 6 – Common Stock

a)       Effective October 6, 2009, the Company effected a 1 for 1,000 reverse stock split, thereby reducing the issued and outstanding shares of common stock from 100,060,000 prior to the reverse split to 100,060 following the reverse split. An additional 855 shares were issued due to no fractional shares issued as a result of the reverse stock split. In lieu of issuing fractional shares, the Company issued a full common share to any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split. The total number of common shares outstanding subsequent to the reverse stock split described above was 100,915 shares. The financial statements have been retroactively adjusted to reflect this reverse stock split.

b)       On October 15, 2009, the Company issued 3,300,000 restricted common shares at $0.01 per share. This included 1,250,000 shares to 722868 Ontario Ltd. described in Note 4.

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

Note 8 – Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $425,075 available to offset taxable income in future years which begin expiring in fiscal 2025. Pursuant to ASC 740, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2011

(Expressed in US Dollars)

Note 8 – Income Taxes (continued)

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2010 – 35%) The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30,	June 30,
	2011	2010

Income tax recovery at statutory rate	$(17,292)	$(18,454)

Valuation allowance change	17,292	18,454

Provision for income taxes	$—	$—

For the years ended June 30, 2011 and 2010, the valuation allowance established against the deferred tax assets increased by $17,300 and $18,450 respectively.

Deferred tax assets consist of:

	June 30,	June 30,
	2011	2010

Net operating loss carryforward	$148,776	$131,484
Less valuation allowance	(148,776)	(131,484)
Net deferred tax asset	$—	$—

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $148,776 attributable to the future utilization of the $425,075 net operating loss carryforward as of June 30, 2011 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2025, 2026, 2027, 2028, 2029, 2030 and 2031 in the amounts of $11,525, $24,918, $130,503, $115,143, $40,855, $52,725, and $49,406, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 9 – Subsequent Event

On August 26, 2011 the Company acquired 100% of the outstanding shares of Cloud Data Corporation in exchange for 70,000,000 common shares of the Company. The acquisition is considered a related party transaction as the Company’s President and Director is also the President and Director of Cloud Data Corporation.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of June 30, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of June 30, 2011 and their present positions.

Name	Age	Position Held with the Company
Edward Manetta	40	President, Secretary, Treasurer and Director
Michael Lee	58	Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Edward Manetta

Mr. Manetta has worked in the corporate arena and is a business entrepreneur. His work experience includes online storage of data systems now referred to as “The Cloud”. Mr. Manetta has directed the design and management of online business components for three different companies. This resulted in both revenue generation and a cost savings, as well as increased productivity and remote management. Most recently, Mr. Manetta used cloud-computing systems for Fairest Cape Beverage Company, Newport Financial, and Checks in the Mail.

Additionally, Mr. Manetta has worked in the wine industry for over 15 years and was certified by the Court of Master Sommeliers in 1999. In 2002, he became a University of California, Irvine wine instructor and is currently the most tenured wine instructor at UCI.

Mr. Manetta holds two Bachelor of Arts degrees from the University of California, one in Economics and one in English Literature.

Mr. Manetta’s background in technology as well as his experience in the corporate world and as an entrepreneur gives him a broad understanding and the ability to guide the Company in today’s economy and advancing technology.

Michael Lee

Mr. Lee, is a professional accountant and a member of the Association of Chartered Certified Accountants - U.K. Michael has more than 30 years of management, accounting and auditing experience in various corporations. Michael is the Chief Financial Officer of President Corporate Group since August 1st, 2007. He is responsible for the preparation of financial statements and reports and compliance with the filings to SEC. He is proficient with the US and Canadian GAAP. Prior to this, he worked as an auditor with Crown Plaza Hotel Georgia from October 1999 to January 2007.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Ms. Melissa Lopez, at the address appearing on the first page of this annual report.

Code of Ethics

June 30, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Manetta, President, Secretary, Treasurer and Director	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Wei-Chieh Wang, Former President, Secretary, Treasurer and Director	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Albert Ng, Former CFO Treasurer and Director	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Edward Manetta, President, Secretary, Treasurer and Director	-0	0-	0-	0-	0-	0-	0-	0-	0-
Wei-Chieh Wang, Former President, Secretary, Treasurer and Director	0-	0-	0-	0-	0-	0-	0-	0-	0-
Albert Ng, Former CFO Treasurer and Director	0-	0-	0-	0-	0-	0-	0-	0-	0-

Compensation of Directors

The table below summarizes all compensation of our directors as of June 30, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Lee	0	0	0	0	0	0	0

Stock Option Plans

We did not have a stock option plan in place as of June 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of June 30, 2011 by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 54,133,345 issued and outstanding as of June 30, 2011.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Edward Manetta(1) 14 Monarch Bay Plaza Monarch Bay, California 92629	Common Stock	0	0%
Michael Lee 14 Monarch Bay Plaza Monarch Bay, California 92629	Common Stock	0	0%
DIRECTORS AND OFFICERS – TOTAL	Common Stock

5% SHAREHOLDERS
Sofiane Group Inc. 35A Regent Street Belize City, Belize	Common Stock	10,000,000	18.47%
Presidents Corporate Group 100 West Liberty Street, 10th Fl. Reno, NV 89501	Common Stock	10,000,000	18.47%
722868 Ontario Ltd. 3475 14th Avenue Markham, ON L3R 0H4, Canada	Common Stock	21,350,000	39.43%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since July 1, 2010 or in any presently proposed transaction which, in either case, has or will materially affect us.

During the year ended June 30, 2011, we incurred administration and accounting fees of $22,579 (2010 - $15,845) to Presidents Corporate Group As at June 30, 2011, $46,404 (2010 - $14,309) is owing to this corporation that is included in amounts due to related parties which is unsecured, non-interest bearing and is due on demand.

Included in amounts due to related parties as at June 30, 2011 is $10,911 (2010 - $10,911) owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light. Also included in amounts due to related parties as at June 30, 2011, is $16,600 (2010 - $nil) advanced by Presidents Corporate Group.

As at June 30, 2011, $190,084 (2010 - $190,084) was due to former related party, Gao, ZhenYong who is the Company’s former President and Director who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

The acquisition of Cloud Data Corporation is a related transaction as the President of Cloud Data is also the President of the Company.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$19,000	$0	$0	$0
2010	$19,860	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
10.1	Share Exchange Agreement, dated August 26, 2011
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Microelectronics Technology Company

By:	/s/ Edward Manetta
Edward Manetta President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
September 27, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Edward Manetta
Edward Manetta, Director
September 27, 2011

