Form 10-Q
period 2011-09-30
MICROELECTRONICS TECHNOLOGY Co
filed 2011-11-14
CIK 1329136

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 001-32984

Microelectronics Technology Company

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Monarch Bay Plaza Monarch Bay, California 92629
(Address of principal executive offices)

866-587-2860
(Registrant’s telephone number)
___________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 124,133,345 as of September 30, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011;
F-2	Consolidated Statements of Operations for the three months ended September 30, 2011 and period from April 11, 2011 to September 30, 2011 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and period from April 11, 2011 to September 30, 2011 (unaudited); and
F-4	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

Microelectronics Technology Company

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30,	June 30,
	2011	2011
	(Unaudited)

Assets
Current Assets
Cash	$699	$100
Amounts receivable	386	—
Prepaid expenses	668	—
Total current assets	1,753	100
Intangible asset (Note 4)	140,000	140,000
Mineral claims acquisition costs (Note 5)	124,912	—
Total Assets	$266,665	$140,100

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$125,071	$27,200
Due to related parties (Note 6)	13,411	2,500
Due to former related party (Note 7)	252,322	—
Total Liabilities	390,804	29,700

Contingency and Commitment (Note 1)

Stockholders' Deficit
Preferred stock (Note 9)
Authorized: 200,000,000 shares, $0.00001 par value
Issued and outstanding: 110,000 shares	1	1
Common stock (Note 8)
Authorized 200,000,000 shares, $0.00001 par value
Issued and outstanding: 124,133,345 (June 30, 2011 - 54,133,345 shares)	1,241	541
Additional paid-in capital	—	177,858
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(86,981)	(29,600)
Total Stockholders' Deficit	(124,139)	110,400
Total Liabilities and Stockholders' Deficit	$266,665	$140,100

The accompanying notes are an integral part of these consolidated financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

		Accumulated
		During the
		Development
	Three Months	Stage
	Ended	(April 11, 2011 to
	September 30,	September 30,
	2011	2011)

Revenue	$—	$—

Expenses
Advertising	18,000	30,000
Consulting fees	—	5,100
General and administrative	1,033	1,153
Management fees	15,000	25,000
Professional fees	15,756	17,756
Total Expenses	49,789	79,009

Net Loss	$(49,789)	$(79,009)

Net Loss per Common Share – Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding	80,764,000

The accompanying notes are an integral part of these consolidated financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

		Accumulated
		During the
		Development
	Three Months	Stage
	Ended	(April 11, 2011 to
	September 30,	September 30,
	2011	2011)

Cash Flows (Used In) Provided By :

Operating Activities

Net Loss	$(49,789)	$(79,009)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	50,468	77,288
Due to related parties	(62,823)	(60,323)
Due to former related parties	62,238	62,238
Net Cash Provided by Operating Activities	94	194

Investing Activities

Cash acquired upon recapitalization	505	505
Net Cash Provided by Investing Activities	505	505

Increase in Cash	599	699
Cash, Beginning of Period	100	—
Cash, End of Period	$699	$699

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$—
Income tax paid	$—	$—

Non-cash Investing and Financing Activities:	$—	$140,000

The accompanying notes are an integral part of these consolidated financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Consolidated Financial Statements as of September 30, 2011

(Expressed in US Dollars)

(Unaudited)

Note 1 – Nature of Operations and Continuance of Business

Microelectronics Technology Company (the “Company”) was incorporated in the State of Nevada on May 18, 2005 under the name Admax Resources Inc., which name was changed on February 9, 2007 to China YouTV Corp. and then to Microelectronics Technology Company on August 31, 2009. From May 18, 2005 to August 26, 2011, the Company’s business operations were limited to the acquisition and evaluation of mineral claims and the evaluation of an internet media venture in China.

On August 26, 2011, the Company entered into a Share Exchange Agreement with Cloud Data Corporation (“Cloud Data”). Pursuant to the agreement, the Company issued 70,000,000 shares of common stock in exchange for all of the issued and outstanding shares of Cloud Data. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of Accounting Standards Codification (“ASC”) 805, Business Combinations. Under recapitalization accounting, Cloud Data was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of Cloud Data since inception on April 11, 2011. As a result of the transaction, the Company’s business operations consisted of online marketing and advertising services from August 26, 2011 to present.

The Company is in the development stage and has not generated any revenues and has incurred losses of $79,009 since inception of Cloud Data on April 11, 2011. At September 30, 2011, the Company had $699 in cash and $390,804 in current liabilities. Further, the Company incurred a loss of $49,789 for the three months ended September 30, 2011. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

a)             Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cloud Data Corporation, a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is June 30.

b)             Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2011, included in the Company's Annual Report on Form 10-K filed on September 27, 2011 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2011, and the results of its operations and cash flows for the interim period ended September 30, 2011. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Consolidated Financial Statements as of September 30, 2011

(Expressed in US Dollars)

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

c)             Use of Estimates

The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long-lived assets and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)             Basic and Diluted Earnings (Loss) Per Share

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

e)             Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011, and June 30, 2011, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

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

h)            Advertising Costs

Advertising costs are charged to operations as incurred.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Consolidated Financial Statements as of September 30, 2011

(Expressed in US Dollars)

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

i)               Intangible Assets

Intangible assets consist of software which is not yet ready for commercial release. The capitalized costs of software are amortized on a product-by-product basis, starting when the product is available for general release to customers. The Company will recognize amortization of intangible assets on a straight-line method over their estimated period of benefit, once commercial production has commenced. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

j)              Mineral Property Costs

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

k)             Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

l)               Foreign Currency Translation

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

m)           Stock-based Compensation

Pursuant to ASC 505, Equity Based Payments to Non-Employees, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Consolidated Financial Statements as of September 30, 2011

(Expressed in US Dollars)

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

n)             Income Taxes

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

o)             Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Reverse Merger Transaction

Pursuant to a Share Exchange Agreement dated August 26, 2011, the Company agreed to acquire all of the issued and outstanding shares of Cloud Data in exchange for the issuance of 70,000,000 shares of the Company’s common stock. The share exchange was treated as a reverse acquisition with Cloud Data deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting, with the former shareholders of Cloud Data controlling approximately 52% of the voting rights after the closing of the transaction. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of Cloud Data (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of Cloud Data recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the legal acquiree/legal parent). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of Cloud Data, the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the number of shares of the legal parent.

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the table below:

Net book value of the Company’s net assets acquired
Cash	$505
Amounts receivable	386
Prepaid expenses	668
Mineral claims acquisition costs	124,912
Accounts payable	(47,403)
Due to related parties	(73,734)
Due to former related party	(190,084)
Net assets	$(184,750)

Adjustment to stockholders’ equity
Reduction to additional paid-in capital	$(177,858)
Increase in common stock at par value	700
Adjustment to accumulated deficit	(7,592)
Net asset adjustment to equity	$(184,750)

Microelectronics Technology Company

(A Development Stage Company)

Notes to Consolidated Financial Statements as of September 30, 2011

(Expressed in US Dollars)

(Unaudited)

Note 4 – Intangible Asset

On April 24, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto host thousands domains per server and propagate them with unique content.

Note 5 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of the Company’s common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,912 purchase consideration in the First Light transaction was allocated to the six mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the six mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of September 30, 2011. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

On April 1, 2010, Auric Mining Company (“Auric”) entered into an option agreement with the Company to acquire from the Company a fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake. Auric was required to complete its due diligence prior to the option expiring on September 15, 2011. During the period ended September 30, 2011, the option expired unexercised. At the time of the agreement, a director of the Company was also the President of Auric, therefore Auric was considered to be a related party and the option agreement was a related party transaction.

Note 6 – Related Party Transactions

On August 26, 2011 the Company acquired 100% of the outstanding shares of Cloud Data Corporation in exchange for 70,000,000 common shares of the Company (Note 3). The acquisition was considered a related party transaction as the Company’s President and Director was also the President and Director of Cloud Data.

During the three months ended September 30, 2011, the Company incurred consulting fees of $2,500 to the Company’s President and Director. As at September 30, 2011, the Company is indebted to this individual for $2,500 (June 30, 2011 - $2,500), which is unsecured, non-interest bearing and is due on demand.

Included in amounts due to related parties as at September 30, 2011 is $10,911 (June 30, 2011 - $nil) owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Consolidated Financial Statements as of September 30, 2011

(Expressed in US Dollars)

(Unaudited)

Note 7 – Due to Former Related Party

As at September 30, 2011, $190,084 (June 30, 2011 - $nil) was due to former related party who resigned as the Company’s former President and Director in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

As at September 30, 2011, $45,638 (June 30, 2011 - $nil) is owing to a corporation which was a former significant shareholder of the Company. The amount is unsecured, non-interest bearing and is due on demand.

Also included in amounts due to former related parties as at September 30, 2011, is $16,600 (June 30, 2011 - $nil) advanced by several corporations which were under common control with several significant shareholders of the Company.

Note 8 – Common Stock

On August 26, 2011, the Company issued 70,000,000 shares of common stock pursuant to a Share Exchange Agreement with Cloud Data (Note 3).

Note 9 – Preferred Stock

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

Overview

We are a start-up, development stage corporation and have not yet generated any revenues from our business activities. We were incorporated in the State of Nevada on May 18, 2005. We have four mineral claims located near Wawa in northern Ontario, Canada that we someday plan to explore for precious metals. Our plans to explore these claims, however, have been put on hold as result of our recent acquisition of Cloud Data on August 26, 2011. Through the acquisition of Cloud Data, we are moving into the Internet incubator space in order to capitalize upon the technology opportunities available today and in the immediate future within the cloud computing market place.

Results of Operations for the Three Month Ended September 30, 2011 and Period from April 11, 2011 until September 30, 2011

We generated no revenue for the period from April 11, 2011 until September 30, 2011. We are a development stage company and intend to pursue the line of business of internet marking though the acquisition of Cloud Data.

Our Operating Expenses for the three months ended September 30, 2011 were $49,789. Our Operating Expenses from April 11, 2011 to September 30, 2011 were $79,009. For each period our Operating Expenses consist primarily of advertising, management fees and professional fees.

We, therefore, recorded a net loss of $49,789 for the three months ended September 30, 2011 and a net loss of $79,009 for the period from April 11, 2011 until September 30, 2011.

We anticipate our operating expenses will increase as we undertake the business of internet marking though the acquisition of Cloud Data.

4

Liquidity and Capital Resources

As of September 30, 2011, we had $1,753 in current assets and $390,804 in current liabilities. Thus, we had a working capital deficit of $389,051 as of September 30, 2011.

Operating activities used $194 in cash for the period from April 11, 2011 until September 30, 2011. Our net loss of $79,009 along with amounts due to related parties of $60,323 were the primary factors of our negative operating cash flow, offset by accrued expenses of $77,288 and amounts due to former related parties of $62,238. Investing activities used $505 in cash acquired upon recapitalization for the period from April 11, 2011 until September 30, 2011. We had no cash used in or provided for financing activities for the period from April 11, 2011 until September 30, 2011.

As of September 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We are in the development stage and have not generated any revenues and have incurred losses of $79,009 since April 11, 2011. At September 30, 2011, we had $699 in cash and $390,804 in current liabilities. Further, we incurred a loss of $49,789 for the three months ended September 30, 2011. In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. To meet these objectives, we continue to seek other sources of financing in order to support existing operations and expand the range and scope of our business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. The accompanying financial statements do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 26, 2011, we issued 70,000,000 shares of our common stock pursuant to a Share Exchange Agreement with Cloud Data.

These issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and / or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Microelectronics Technology Company
By:	/s/ Brett Everett
Brett Everett
President, Secretary,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer,
Treasurer, and Director

November 14, 2011

8