Form 10-Q
period 2011-12-31
MICROELECTRONICS TECHNOLOGY Co
filed 2012-02-10
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

     Commission File Number: 001-32984

MICROELECTRONICS TECHNOLOGY COMPANY

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

14 Monarch Bay Plaza, Monarch Bay, California	92629
(Address of principal executive offices)	(Zip Code)

(866) 587-2860

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☑  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 124,133,345 as of February 7, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011;
F-2	Consolidated Statements of Operations for the six months ended December 31, 2011 and period from April 11, 2011 to December 31, 2011 (Unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and period from April 11, 2011 to December 31, 2011 (Unaudited); and
F-4	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

MICROELECTRONICS TECHNOLOGY COMPANY
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)
	December 31,	June 30,
	2011	2011
Assets	(Unaudited)
Current Assets
Cash and Cash Equivalents	$ 450	$ 100
Accounts Receivable	1,887	-
Prepaid Expenses	668	-
Total Current Assets	3,005	100
Furniture and equipment	4,363	-
Mineral Claims acquisitions costs (Note 5)	124,911	-
Intangible Asset (Note 4)	140,000	140,000
TOTAL ASSETS	$ 272,279	$ 140,100

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 162,413	$ 27,200
Due to related parties (Note 6)	73,916	2,500
Due to former related party (Note 7)	190,084	-
Due to Direct Capital	14,845	-
Due to shareholders	4,600	-
Total Liabilities	445,858	29,700

Contingencies and Commitment (Note 1)

Stockholders' Equity (Deficit)
Preferred stock (Note 9)
Authorized: 200,000,000 shares, $0.00001 par value
Issued and outstanding 110,000 shares	1	1
Common stock (Note 8)
Authorized: 200,000,000 shares, $0.00001 par value
Issued and outstanding 124,133,345 (June 30, 2011 -
54,133,345 shares	1,241	541
Additional paid-in capital	-	177,858
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(136,420)	(29,600)
Total Stockholders' Equity (Deficit)	(173,579)	110,400
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 272,279	$ 140,100

The accompanying notes are an integral part of these consolidated financial statements.

MICROELECTRONICS TECHNOLOGY COMPANY
( A Development Stage Company)
Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative
					during the
					Development
					Stage
					(April 11, 2011)
	For the three months ended		For the six months ended		to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

Revenues	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses
Advertising	19,724	-	37,724	-	49,724
Consulting	-	-	-	-	5,100
General & Administrative	17,314	11,167	18,347	32,115	18,467
Management Fees	15,000	-	30,000	-	40,000
Professional Fees	4,994	-	20,750	-	22,750
Total Expenses	57,032	11,167	106,821	32,115	136,041

Operating Loss	(57,032)	(11,167)	(106,821)	(32,115)	(136,041)

Net Income (Loss)	(57,032)	(11,167)	(106,821)	(32,115)	(136,041)

Net Income (Loss) per share,
basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding, basic and diluted	124,133,345	54,133,000	102,330,177	54,133,000

The accompanying notes are an integral part of these consolidated financial statements.

MICROELECTRONICS INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
			Cumulative
			during the
			Development
			Stage
			(April 11, 2011)
	For the six months ended		to
	December 31,		December 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net Income (Loss)	$ (106,821)	$ (32,115)	$ (136,041)
Adjustments to reconcile net loss to
net cash used by operating activities:	-	-	-

Changes in operating assets and liabilities:
Accounts receivable	(1,887)
Prepaid expenses	(668)	(668)
Accounts payable	135,213	3,605	121,442
Due to related parties	71,416	29,715	(538)
Due to former related parties	190,084
Due to Direct Capital	14,845		14,845
Due to shareholders	4,600		4,600
Net cash used in operating activities	306,782	537	4,308

Cash Flows From Investing activities
Purchase of furniture & equipment	(4,363)		(4,363)
Acquisition of mineral claims	(124,911)
Cash acquired upon recapitalization	505		505
Net cash provided by investing activities	(128,769)	-	(3,858)

Cash Flows From Financing Activities
Recapitlaization adjustment	(178,363)
Common stock issued in reorganization	700
Net cash provided by Financing Activities	(177,663)	-	-

Effects of exchange rates on cash	-	-	-

Net increase in cash	350	537	450
Cash at beginning of period	100	47	-

Cash at end of period	$ 450	$ 584	$ 450

Supplemental cash flow information
Interest paid	$ -	$ -	$ -
Income Taxes paid	$ -	$ -	$ -

Non-cash Investing and Financing Activities
Acquisition of Intangible Asset			$ 140,000
Net asset adjustment to equity in reorganization	$ 184,730

The accompanying notes are an integral part of these consolidated financial statements.

(A Development Stage Company)

Notes to Consolidated Financial Statements as of December 31, 2011

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

On August 26, 2011, the Company entered into a Share Exchange Agreement with Cloud Data Corporation (“Cloud Data”). Pursuant to the agreement, the Company issued 70,000,000 shares of common stock in exchange for all of the issued and outstanding shares of Cloud Data. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of Accounting Standards Codification (“ASC”) 805, Business Combinations . Under recapitalization accounting, Cloud Data was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of Cloud Data since inception on April 11, 2011. As a result of the transaction, the Company’s business operations consisted of online marketing and advertising services from August 26, 2011 to present.

The Company is in the development stage and has not generated any revenues and has incurred losses of $136,041 since inception of Cloud Data on April 11, 2011. At December 31, 2011, the Company had $450 in cash and $445,858 in current liabilities. Further, the Company incurred a loss of $106,821 for the six months ended December 31, 2011.  In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business.  However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

(A Development Stage Company)

Notes to Consolidated Financial Statements as of December 31, 2011

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

b)                     Interim Financial Statements

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2011, included in the Company's Annual Report on Form 10-K filed on September 27, 2011 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at December 31, 2011, and the results of its operations and cash flows for the interim period ended December 31, 2011. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

(A Development Stage Company)

Notes to Consolidated Financial Statements as of December 31, 2011

(Expressed in US Dollars)

(Unaudited)

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

e)              Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011, and June 30, 2011, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

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

g)              Financial Instruments (continued)

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

(A Development Stage Company)

Notes to Consolidated Financial Statements as of December 31, 2011

(Expressed in US Dollars)

(Unaudited)

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

l)                Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740 Foreign Currency Translation Matters , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the

l)                Foreign Currency Translation (continued)

determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

(A Development Stage Company)

Notes to Consolidated Financial Statements as of December 31, 2011

(Expressed in US Dollars)

(Unaudited)

n)              Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

(b)              Recently Issued Accounting Pronouncements

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

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the table below:

(A Development Stage Company)

Notes to Consolidated Financial Statements as of December 31, 2011

(Expressed in US Dollars)

(Unaudited)

Note 3 – Reverse Merger Transaction (continued)

Net book value of the Company’s net assets acquired
Cash	$ 505
Amounts receivable	386
Prepaid expenses	668
Mineral claims acquisition costs	124,912
Accounts payable	(47,403)
Due to related parties	(73,734)
Due to former related party	(190,084)
Net assets	$ (184,750)

Adjustment to stockholders’ equity
Reduction to additional paid-in capital	$ (177,858)
Increase in common stock at par value	700
Adjustment to accumulated deficit	(7,592)
Net asset adjustment to equity	$ (184,750)

Note 4 – Intangible Asset

On April 24, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto host thousands domains per server and propagate them with unique content.

Note 5 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of the Company’s common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,912 purchase consideration in the First Light transaction was allocated to the six mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the six mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of December 31, 2011. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Consolidated Financial Statements as of December 31, 2011

(Expressed in US Dollars)

(Unaudited)

Note 5 – Mineral Claims (continued)

On April 1, 2010, Auric Mining Company (“Auric”) entered into an option agreement with the Company to acquire from the Company a fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake. Auric was required to complete its due diligence prior to the option expiring on September 15, 2011. During the period ended December 31, 2011, the option expired unexercised. At the time of the agreement, a director of the Company was also the President of Auric, therefore Auric was considered to be a related party and the option agreement was a related party transaction.

Note 6 – Related Party Transactions

On August 26, 2011 the Company acquired 100% of the outstanding shares of Cloud Data Corporation in exchange for 70,000,000 common shares of the Company (Note 3). The acquisition was considered a related party transaction as the Company’s President and Director was also the President and Director of Cloud Data.

Included in amounts due to related parties as at December 31, 2011 is $10,911 (June 30, 2011 - $nil) owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light.

The Company is indebted to shareholders for $4,600 as at December 31, 2011, (June 30, 2011 - $2,500), which is unsecured, non-interest bearing and is due on demand.

Note 7 – Due to Former Related Party

As at December 31, 2011, $190,084 (June 30, 2011 - $ nil) was due to former related party who resigned as the Company’s former President and Director in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

As at December 31, 2011, $45,638 (June 30, 2011 - $ nil) is owing to a corporation which was a former significant shareholder of the Company. The amount is unsecured, non-interest bearing and is due on demand.

Also included in amounts due to former related parties as at December 31, 2011, is $16,600 (June 30, 2011 - $ nil) advanced by several corporations which were under common control with several significant shareholders of the Company.

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

Overview

We are a start-up, developmental stage corporation and have not yet generated any revenues from our business activities. We were incorporated in the State of Nevada on May 18, 2005. We have four mineral claims located near Wawa in northern Ontario, Canada that we someday plan to explore for precious metals. Our plans to explore these claims, however, have been put on hold as result of our recent acquisition of Cloud Data on August 26, 2011. Through the acquisition of Cloud Data, we are moving into the Internet incubator space in order to capitalize upon the technology opportunities available today and in the immediate future within the cloud computing market place.

Results of Operations for the Six Month Ended December 31, 2011 and Period from April 11, 2011 until December 31, 2011

We generated no revenue for the period from April 11, 2011 until December 31, 2011. We are a development stage company and intend to pursue the line of business of internet marking though the acquisition of Cloud Data.

Our Operating Expenses for the six months ended December 31, 2011were $106,821. Our Operating Expenses from April 11, 2011 to December 31, 2011were $136,041. For each period our Operating Expenses consist primarily of advertising, management fees and professional fees.

We, therefore, recorded a net loss of $106,821for the six months ended December 31, 2011and a net loss of $136,041for the period from April 11, 2011 until December 31, 2011.

We anticipate our operating expenses will increase as we undertake the business of internet marking though the acquisition of Cloud Data.

Liquidity and Capital Resources

As of December 31, 2011, we had $3,005 in current assets and $445,858 in current liabilities. Thus, we had a working capital deficit of $442,853 as of December 31, 2011.

Cashflow from Operating activities was $4,713 for the six months ended December 31, 2011. Our net cash used in investing activity was $(4,363). We had no cash used in or provided for financing activities for the period from April 11, 2011 until December 31, 2011.

As December 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We are in the development stage and have not generated any revenues and have incurred losses of $106,821 since April 11, 2011. At December 31, 2011, we had $450 in cash and $445,858 in current liabilities. Further, we incurred a loss of $106,821 for the six months ended December 31, 2011. In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

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

Off Balance Sheet Arrangements

As of December 31, 2011, 2011, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended December 31, 2011that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1*

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

31.2*

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1**

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

32.2**

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

101.INS**       XBRL Instance Document.

101.SCH**      XBRL Taxonomy Extension Schema Document.

101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**      XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**      XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**      XBRL Taxonomy Extension Definition Linkbase Document.

________________________

*Filed herewith.

**Furnished herewith.

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

February 10, 2012

8