Form 10-Q
period 2012-03-31
MICROELECTRONICS TECHNOLOGY Co
filed 2012-05-18
CIK 1329136

MICROELECTRONICS TECHNOLOGY COMPANY

FORM 10-Q

(Quarterly Report)

Filed  05/18/12 for the Period Ending 03/31/12

Address	14 Monarch Bay Plaza Monarch Bay, CA 92629
Telephone	(866) 587-2860
CIK	0001329136
Symbol	MELY
SIC Code	1000 – Metal Mining
Industry	Gold & Silver
Sector	Basic Materials
Fiscal Year	06/30

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ___________

Commission File Number : 333-130767

MICROELECTRONICS TECHNOLOGY COMPANY

(formerly CHINA YOUTV CORP.)

(Exact name of registrant as specified in its charter)

Nevada

N/A

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

     Identification No.)

14 Monarch Bay Plaza, Monarch Bay, CA 92629

 (Address of principal executive offices,

including zip code)

866-587-2860

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

Yes (  )   No ( X )

At May 18, 2012, the Company had outstanding of 124,133,345 shares of Common Stock, $0.00001 par value per share.

MICROELECTRONICS TECHNOLOGY COMPANY

FORM 10-Q

For the Period Ended March 31, 2012

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

Part 1. Item 1. Financial Statements

MICROELECTRONICS TECHNOLOGY COMPANY

Page No.

Balance Sheets as at March 31, 2012

and June 30, 2011

                    7

Statements of Operations for the three

months ended March 31, 2012 and 2011;

nine months ended March 31, 2012 and 2011;

and for the period May 18, 2005 (Inception)

to March 31, 2012

8

Statements of Cash Flows for the nine

months ended March 31, 2012 and 2011

and for the period May 18, 2005 (Inception)

to March 31, 2012

9

Notes to Financial Statements

10 - 18

MICROELECTRONICS TECHNOLOGY COMPANY

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012

(Expressed in US Dollars)

(Unaudited)

MICROELECTRONICS TECHNOLOGY COMPANY

(A Development Stage Company)

Consolidated Balance Sheet

(Expressed in US Dollars)

(Unaudited)

ASSETS

	March 31, 2012 (Unaudited)	June 30, 2011
Current Assets		
Cash and Cash Equivalents	$ -	$ 100
Accounts Receivable	1,886	-
Prepaid Expenses	669	-
Total Current Assets	2,555	100
Furniture and equipment	4,363	-
Mineral Claims acquisitions costs (Note 5)	124,911	-
Intangible Asset (Note 4)	140,000	140,000
TOTAL ASSETS	**$ 271,829**	**$ 140,100**
LIABILITIES & STOCKHOLDERS' EQUITY		
Current Liabilities		
Bank Overdraft	$ 13	$ -
Accounts payable and accrued liabilities	197,353	27,200
Due to related parties (Note 6)	73,916	2,500
Due to former related party (Note 7)	190,084	-
Due to Direct Capital	20,371	-
Due to shareholders	4,540	-
Total Liabilities	486,277	29,700
Contingencies and Commitment (Note 1)		
Stockholders' Equity (Deficit)		
Preferred stock (Note 9)		
Authorized: 200,000,000 shares, $0.00001 par value		
Issued and outstanding 110,000 shares	1	1
Common stock (Note 8)		
Authorized: 200,000,000 shares, $0.00001 par value		
Issued and outstanding 124,133,345 (June 30, 2011 - 54,133,345 shares	1,241	541
Additional paid-in capital	-	177,858
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(177,290)	(29,600)
Total Stockholders' Equity (Deficit)	(214,448)	110,400
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	**$ 271,829**	**$ 140,100**

See Notes to Financial Statements

MICROELECTRONICS TECHNOLOGY COMPANY

(A Development Stage Company)

Consolidated Statement of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	For the nine months ended March 31, 2012	For the nine months ended March 31, 2011	Cumulative during the Development Stage (April 11, 2011) to March 31, 2012
Revenues	$ -	$ -	$ -	$ -	$ -
General and Administrative Expenses					
Advertising	18,000		55,724		67,724
Consulting	2,566		2,566		7,666
General & Administrative	3,874	8,652	21,464	40,767	22,720
Management Fes	15,000		45,000		55,000
Professional Fees	1,430		22,936		24,180
Total Expenses	40,870	8,652	147,690	40,767	177,290
Operating Loss	40,870	(8,652)	(147,690)	(40,767)	(177,290)
Net Income (Loss)	**(40,870)**	**(8,652)**	**(147,690)**	**(40,767)**	**(177,290)**
Net Income (Loss) per share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	
Weighted average number of shares outstanding, basic and dilute	124,133,345	54,133,000	124,133,345	54,133,000	

The Accompanying Notes are an integral part of these Financial State

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2012

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

The Company is in the development stage and has not generated any revenues and has incurred losses of $177,290 since inception of Cloud Data on April 11, 2011. At September 30, 2011, the Company had $(13) in cash and $486,277 in current liabilities. Further, the Company incurred a loss of $147,690 for the nine months ended  March 31, 2012.  In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business.  However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2012

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2011, and the results of its operations and cash flows for the interim period ended June 30, 2011. The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2012

(Expressed in US Dollars)

(Unaudited

Note 2 - Summary of Significant Accounting Policies (continued)

EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

e)              Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012, and June 30, 2011, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2012

(Expressed in US Dollars)

(Unaudited

Note 2 - Summary of Significant Accounting Policies (continued)

over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

k)              Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment , the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

m)            Stock-based Compensation

Pursuant to ASC 505, Equity Based Payments to Non-Employees , all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2012

(Expressed in US Dollars)

(Unaudited

Note 2 - Summary of Significant Accounting Policies (continued)

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

Microelectronics Technology Company

(A Development Stage Company)

Notes to Consolidated Financial Statements as of March 31, 2012

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

Note 5 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of the Company’s common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,911 purchase consideration in the First Light transaction was allocated to the six mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the six mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of September 30, 2011. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Consolidated Financial Statements as of March 31, 2012

(Expressed in US Dollars)

(Unaudited)

Note 5 – Mineral Claims (continued)

On April 1, 2010, Auric Mining Company (“Auric”) entered into an option agreement with the Company to acquire from the Company a fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake. Auric was required to complete its due diligence prior to the option expiring on September 15, 2011. During the period ended March 31, 2012, the option expired unexercised. At the time of the agreement, a director of the Company was also the President of Auric, therefore Auric was considered to be a related party and the option agreement was a related party transaction.

Note 6 – Related Party Transactions

On August 26, 2011 the Company acquired 100% of the outstanding shares of Cloud Data Corporation in exchange for 70,000,000 common shares of the Company (Note 3). The acquisition was considered a related party transaction as the Company’s President and Director was also the President and Director of Cloud Data.

Included in amounts due to related parties as at March 31, 2012 is $73,916 (June 30, 2011 - $ nil) owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light.

The Company is indebted to shareholders for $4,600 as at December 31, 2011, (June 30, 2011 - $2,500), which is unsecured, non-interest bearing and is due on demand.

Note 7 – Due to Former Related Party

As at March 31, 2011, $190,084 (June 30, 2011 - $ nil) was due to former related party who resigned as the Company’s former President and Director in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 8 – Common Stock

On August 26, 2011, the Company issued 70,000,000 shares of common stock pursuant to a Share Exchange Agreement with Cloud Data (Note 3).

Note 9 – Preferred Stock

On October 5, 2009, the Company issued 110,000 preferred shares at $0.01 per share. Each preferred share is convertible into 100 common shares and each preferred share entitles the holder to 100 votes at any shareholders’ meeting. The preferred shareholders have the first right of refusal to be acquired in the event of a change in control

PART I

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

Results of Operations for the Nine Month Ended March 31, 2012 and Period from April 11, 2011

(Inception of the Development Stage) until March 31, 2012.

We generated no revenue for the period from April 11, 2011 until March 31, 2012. We are a development stage company and intend to pursue the line of business of internet marking though the acquisition of Cloud Data.

Our Operating Expenses for the nine months ended March 31, 2012were $147,690. Our Operating

Expenses from April 11, 2011 (Inception of the Development Stage) to March 31, 2012 were $177,290.

For each period our Operating Expenses consist primarily of advertising, management fees and professional fees.

We, therefore, recorded a net loss of $147,690 for the nine months ended March 31, 2012 and a net loss of

$177,290 for the period from April 11, 2011 until December 31, 2011.

We anticipate our operating expenses will increase as we undertake the business of internet marking though the acquisition of Cloud Data.

Liquidity and Capital Resources

As of March 31, 2012, we had $2,555 in current assets and $486,277 in current liabilities. Thus, we had a working capital deficit of $483,722 as of March 31,2012.

Cash flow from Operating activities was $306,319 for the nine months ended March 31, 2012. Our net cash used in investing activity was $(129,274). We had $505 cash used in financing activities for the period from April 11, 2011 until March 31, 2012.

As March 31, 2012 we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We are in the development stage and have not generated any revenues and have incurred losses of

$177,290 since April 11, 2011. At March 31, 2011, we had $0 in cash and $487,277 in current liabilities. Further, we incurred a loss of $147,690 for the nine months ended March 31, 2012. In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

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

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

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

Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

March 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended

December 31, 2012that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Dated:  May 18, 2012

Microelectronics Technology Company

By: /S/ Brett Everett

             Brett Everett

       Chief Executive Officer

         & Director

By: /S/ Brett Everett

             Brett Everett

       Chief Financial Officer

Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brett Everett, Director and Chief Executive Officer of Microelectronics Technology Company, certify that :

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

Dated : May 18, 2012. Signature : /s/ Brett Everett ---------------
Brett Everett

        Director & Chief Executive Officer

Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brett Everett, Chief Financial Officer of Microelectronics Technology Company, certify that :

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

Dated : May 18, 2011. Signature : /s/ Brett Everett ---------
Brett Everett

   Director & Chief Financial Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microelectronics Technology Company (the "Company") on Form 10-Q for the quarter ended March 31, 2012 as filed with the securities and Exchange Commission on the date hereof (the "Report"),

I, Brett Everett, Chief Executive Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,  that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

  /s/ Brett Everett

      --------------

      Brett Everett

Director & Chief Executive Officer

May 18, 2011.

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microelectronics Technology Company (the "Company") on Form 10-Q for the quarter ended March 31, 2012 as filed with the securities and Exchange Commission on the date hereof (the "Report"),

I, Brett Everett, Chief Financial Officer of the Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,  that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

/s/ Brett Everett

    ---------

    Brett Everett

Chief Financial Officer

May 18, 2011.