Form 10-K
period 2012-06-30
MICROELECTRONICS TECHNOLOGY Co
filed 2012-10-02
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,089,669

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 124,133,345 as of September 17, 2012.

1

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

The worldwide Internet population is estimated at 2.2 million as of December 31, 2011. Each of these “visitors” has one thing in common -- online communication.

▪ communication with information

▪ communication with others

▪ communication with retailers

▪ communication with physicians

▪ communication with entertainment.

The global advertising market is expected to reach $480 billion in 2012. This prediction is from Madison Avenue’s long respected definitive source for the global ad economy – Magna Global . According to this source, “Global internet advertising revenues are expected to increase by an average 13.5% to approach the hundred billion mark ($97.6 billion).”

▪ 89 million people in the U.S. have used the mobile Internet in the past year

▪ the mobile device will be the primary connection tool to the Internet for most people in the world by 2020.

▪ 80% of searchers research online before purchasing within a 10-20 mile radius.

▪ today, ½ of all connections to the Internet are from phones.

▪ 69% of US residents are considered “regular Internet users.”

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

Marketing Strategy

Our strategic marketing plan is to develop a professional business relationship with each of our clients. We will analyze each client’s respective needs and tailor an incubation program designed to elicit the most favorable response in the market. We will utilize our various platforms to meet the requirements of our clients and will provide flexibility.

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

Our Corporate History

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

On April 1, 2009, we acquired certain assets of First Light Resources, Inc. (“First Light”), relating to the mineral exploration of six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or our common stock. No cash was paid to First Light and a total 55,000 (post stock split) shares of our common stock were issued to three designated parties of First Light. We also assumed a $10,912 account payable of First Light in connection with the transaction. Two of the six mineral claims have lapsed, but four claims remain in good standing as of June 30, 2012. Title to the mineral claims is being held in trust, on our behalf, by Dog Lake Exploration Inc. (“Dog Lake”). We may someday explore for precious metals on these claims, but those plans are on hold as result of our recent acquisition of Cloud Data on August 26, 2011 and our pursuit of that line of business. .

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTCQB. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCQB under the symbol “MELY.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2011
Quarter Ended	High $	Low $
June 30, 2011	.30	.10
March 31, 2011	.10	.10
December 31, 2010	1.14	1.14
September, 2010	1.10	1.10

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	.22	.03
March 31, 2012	.30	.23
December 31, 2011	.76	.26
September 30, 2011	.80	.25

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

Holders of Our Common Stock

As of June 30, 2012, we had 124,133,345 shares of our common stock issued and outstanding, held by 22 shareholders of record.

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

Results of Operations for the years ended June 30, 2012 and 2011

We generated no revenue for the period from development stage since inception (April 11, 2011) to June 30, 2012. We are a development stage company and intend to pursue the line of business of internet marking though the acquisition of Cloud Data.

Our operating expenses for the year ended June 30, 2012 were $214,689 and consisted of general and administrative expenses in the amount of $27,100, advertising expenses of $79,198, consulting fees of $17,979, management fees of $60,000 and professional fees of $30,412. Our operating expenses for the period from development stage since inception (April 11, 2011) to June 30, 2012 consisted of general and administrative expenses in the amount of $28,356, advertising expenses of $91,198, consulting fees of $23,079, management fees of $70,000 and professional fees of $31,656

We had a net loss of $214,689 for the year ended June 30, 2012, and a net loss of $244,289 for the period from development stage since inception (April 11, 2011) to June 30, 2012.

Liquidity and Capital Resources

As at June 30, 2012, we had $7,742 in current assets and $564,540 in current liabilities. On June 30, 2012, we had a working capital deficit of $556,798.

Operating activities used $14,628 in cash for year ended June 30, 2012. Our net loss of $214,689 was the primary component of our negative operating cash flow, offset mainly by accounts payable of $198,489.

Investing activities used $275,860 for the year ended June 30, 2012 and consisted of $140,000 for the acquisition of intangible assets, $124,911 for the acquisition of mineral claims, and $10,949 for the purchase of furniture and equipment.

Financing activities provided $157,696 for the year ended June 30, 2012 and consisted mainly of $99,060 in recapitalization adjustments and $57,936 in proceeds from loans.

As of June 30, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As June 30, 2012, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of June 30, 2012 and 2011
F-3	Consolidated Statements of Operations for the Three Months ended June 30, 2012 and 2011, and Years Ended June 30, 2012 and June 30, 2011 and Cumulative During the Development Stage through June 30, 2012
F-4	Consolidated Statement of Stockholders’ Equity as of June 30, 2012
F-5	Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and June 30, 2011 and Cumulative During the Development Stage through June 30, 2012
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders

Microelectronics Technology Company

(A Development Stage Company)

I have audited the accompanying balance sheet of Microelectronics Technology Company as of June 30, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the period then ended, and for the period since inception, April 11, 2011, to June 30, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Microelectronics Technology Company. as of June 30, 2012 and the results of its operations and its cash flows for the year then ended, and the period from inception, April 11, 2011, to June 30, 2012 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 3 to the financial statements, the Company has no revenue and incurred a loss in its initial year. This raises substantive doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/ s /

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

September 28, 2012

Microelectronics Technology Company

(A Development Stage Enterprise)

Consolidated Balance Sheet June 30, 2012

	For the years ended	For the years ended
	June 30,	June 30,
	2012	2011
		(Note 2)
Current Assets
Cash & cash equivalents	$7,742	$534
Accounts receivable	—	386
Prepaid expenses	—	668
Total Current Assets	7,742	1,588
Furniture and Equipment	10,440	—
Intangible assets	140,000	—
Mineral claim acquisition costs	124,911	124,912
TOTAL ASSETS	$283,093	$126,500
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	242,604	$44,107
Due to related parties	73,916	73,915
Due to former related party	190,084	190,084
Due to Direct Capital Group	48,421	—
Due To/From Shareholders	—	—
Loan Payable	4,540	—
Due to Drake Group	4,975	—
Total Liabilities	564,540	308,106
Stockholders' Deficit
Preferred stock Authorized: 200,000,000 shares, 0.00001 par value; issued and outstanding: 110,000 shares	1	1
Common Stock Authorized 200,000,000 shares, $0.00001 par value; issued and outstanding: 54,133,345 shares at June 30, 2011; 124,133,345 shares at June 30, 2012	1,241	541
Additional Paid-In Capital	—	1,035,080
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the during the development stage	(244,289)	(1,178,828)
Total stockholders's deficit	(281,447)	(181,606)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$283,093	$126,500

Microelectronics Technology Company

(A Development Stage Company)

Consolidated Statement of Operations and Comprehensive Loss

					Cumulative
					during the
					Development
					Stage since
					Inception
	For the three months ended		For the year ended		(April 11, 2011)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
		(Note 2)		(Note 2)
Revenue	—	—	—	—	—

Expenses
Advertising	23,474	—	79,198	—	91,198
Consulting fees	15,413	—	17,979	—	23,079
General & Administrative	2,572	49,406	27,100	49,406	28,356
Management fees	15,000	—	60,000	—	70,000
Professional fees	513	—	30,412	—	31,656
Total Expenses	56,972	49,406	214,689	49,406	244,289

Net Income (Loss)	$(56,972)	$(49,406)	$(214,689)	$(49,406)	$(244,289)

Net Income (Loss) per share, basic and diluted	$—	$—	$—	$—

Weighted average number of shares outstanding; basic and diluted	124,133,345	54,133,345	124,133,345	54,133,345

Microelectronics Technology Company

(A Development Stage Company)

Statement of Shareholders' Equity

							Deficit
							Accumulated	Total
	Common Stock		Preferred Stock		Additional	Stock	during the	Shareholders
	Number of		Number of		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Balances, year end June 30, 2012	54,133,345	$541	110,000	$1	$177,858	$(38,400)	$(29,600)	$110,400
(Retroactive from the merger August 26, 2011 with Cloud Data Corp. Balances except stock are those of Cloud Data Corp, the accounting acquirer)
Shares issued Aug. 26, 2011 in reorganization at $0.002 per sh.	70,000,000	700	139,300	140,000
Adjustment in Reorganization	(139,300)	(139,300)
Adjustment in Reorganization (Note 4)	(177,858)	(177,858)
Net loss for the year	(214,689)	(214,689)
Balances June 30, 2012	124,133,345	$1,241	110,000	$1	$—	$(38,400)	$(244,289)	$(281,447)

MicroElectronics Technology Company

(A Development Stage Enterprise)

Consolidated Statement of Cash Flows

			Cumulative
			during the
			Development
			Stage since
			Inception
	For the years ended		(April 11, 2011)
	June 30,	June 30,	to June 30,
	2012	2011	2012
Cash Flows From Operating Activities		(Note 2)
Net Income Loss	$(214,689)	$(49,406)	$(244,289)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation	509		509
Change in operating assets and liabilities:
Accounts receivable	386
Prepaid expenses	668	(668)
Accounts payable	198,498	1,866	242,604
Net cash used by Operating Activities	(14,628)	(48,208)	(1,176.00)
Cash Flows From Investing Activities
Purchase of furniture & equipment	(10,949)		(10,949)
Acquisition of mineral claims	(124,911)		(124,911)
Acquisition of intangible assets	(140,000)		(140,000)
Net cash used by Investing Activities	(235,860)	—	(275,860)
Cash Flows From Financing Activities
Proceeds of loan from Direct Capital	48,421		48,421.00
Proceeds of loan from Shareholders	4,540		4,540.00
Proceeds of loan from Drake Group	4,975		4,975.00
Proceeds of loan from related parties		48,695	73,916.00
Loan from former related party			190,084.00
Common stock issued in reorganization	700		1,242.00
Stock subscriptions receivable			(38,400.00)
Net Asset Adjustment in Reorganization	177,585
Other adjustments to net equity in Reorganization	61,475
Net cash provided by Financing Activities	297,696	48,695	284,778.00
Net increase in cash	7,208	487	7,742
Cash at beginning of period	534	47	—

Cash at end of period	$7,742	$534	$7,742
Supplemental cash flow information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non Cash Investing and Financing Activities
Acquisition of Intangible Asset	$140,000
Net Asset Adjustment in Reorganization	$177,858

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2012

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

On August 26, 2011, the Company entered into a Share Exchange Agreement with Cloud Data Corporation (“Cloud Data”). Pursuant to the agreement, the Company issued 70,000,000 shares of common stock in exchange for all of the issued and outstanding shares of Cloud Data. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of Accounting Standards Codification (“ASC”) 805, Business Combinations . Under recapitalization accounting, Cloud Data was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of Cloud Data since inception on April 11, 2011. As a result of the transaction, the Company’s business operations have consisted of online marketing and advertising services since August 26, 2011, to the present.

On November 2, 2011 the President, Edward Manetta, resigned. He was replaced by Brett Everett as President, Secretary, Treasurer and a director.

The Company is in the development stage and has not generated any revenues and has incurred losses of $244,289 since inception April 11, 2011. At June 30, 2012, the Company had $7,742 cash and $564,540 in current liabilities. Further, the Company incurred a loss of $214,689 for the year ended June 30, 2012. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Note 2 – Basis of Presentation

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

The comparative financial statements for the year ended June 30, 2011 were audited by a previous auditor under standards of the Public Company Accountability Oversight Board and rules of the SEC. The previous auditor of the prior year statements has not examined these statements for potential adjustments. The current auditor has placed no reliance upon them. The financial statements for the year ended June 30, 2011 should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K filed on September 27, 2011 with the SEC.

Note 3 - Summary of Significant Accounting Policies

a) Use of Estimates

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

b) Basic and Diluted Earnings (Loss) Per Share

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

c) Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e) Financial Instruments

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

f) Mineral Property Costs

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

g) Income Taxes

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

h) Foreign Currency Translation

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

i) Stock-based Compensation

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

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable..

j) Recently Issued Accounting Pronouncements

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 4 – Reverse Merger Transaction

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

Note 5 – Intangible Asset

On August 25, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto host thousands domains per server and propagate them with unique content.

Note 6 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,912 purchase consideration in the First Light transaction was allocated to the six mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the six mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of June 30, 2012. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

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

Note 7 – Related Party Transactions

On August 25, 2011 the Company acquired 100% of the outstanding shares of Cloud Data Corporation in exchange for 70,000,000 common shares of the Company (Note 3). The acquisition was considered a related party transaction as the Company’s President and Director was also the President and Director of Cloud Data.

Included in amounts due to related parties as at June 30, 2012 is $73,916 owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light.

The Company is indebted to shareholders for $4,540 as at June 30, 2012, which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As at June 30, 2012, $190,084 (2010 - $190,084) was due to former related party who is a Company’s former President and Director of the Company who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 9 – Common Stock

On August 26, 2011 the Company issued 70,000,000 shares at $0.002 per share pursuant to a Share Exchange Agreement with Cloud Date Corporation. An asset of $140,000 was recorded.

The Company has not issued any stock options.

As at June 30, 2012 the Company has authorized 200,000,000 shares of common stock, of which 124,133,345 shares are issued and outstanding.

Note 10 – Preferred Stock

As at June 30, 2012 the Company has authorized 200,000,000 shares of preferred stock, of which 110,000 shares are issued and outstanding.

Note 11 – Income Taxes

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

June 30,
2012

Income tax recovery at statutory rate	$(223,917)

Valuation allowance change	223,917

Provision for income taxes	$—

For the year ended June 30, 2012, the valuation allowance established against the deferred tax assets increased by $75,141.

Deferred tax assets consist of:

June 30,
2012

Net operating loss carryforward	$639,764
Less valuation allowance	(639,764)
Net deferred tax asset	$—

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $223,917 attributable to the future utilization of the $639,764 net operating loss carryforward as of June 30, 2012 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The deferred tax credits will begin to expire in 2025 unless utilized first. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 12 – Subsequent Events

Events subsequent to June 30, 2012 have been evaluated through September 28, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent event to be disclosed.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of June 30, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of June 30, 2012 and their present positions.

Name	Age	Position Held with the Company
Brett Everett	34	President, Secretary, Treasurer and Director
Michael Lee	58	Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Brett Everett

From February 2008 to the present, Mr. Everett has worked as an asset manager for First Capital Financial Group, Inc., where he manages real estate portfolios. Mr. Everett is also the founder and President of First Capital Group, Inc. where he created online, marketing, and direct mail marketing campaigns for the company. Mr. Everett has a Bachelors of Arts in Public Administration from San Diego State University.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Mr. Brett Everett, at the address appearing on the first page of this annual report.

Code of Ethics

June 30, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2012:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Brett Everett CEO and Director	0	0	1
Edward Manetta Former CEO and Director	0	0	1
Michael Lee Director	0	0	1
Rancho Capital Management Inc. 10% Holder	0	0	1

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brett Everett, President, Secretary, Treasurer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Edward Manetta, Former President, Secretary, Treasurer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Wei-Chieh Wang, Former President, Secretary, Treasurer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Albert Ng, Former CFO Treasurer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Brett Everett, President, Secretary, Treasurer and Director	0	0	0	0	0	0	0	0	0
Edward Manetta, Former President, Secretary, Treasurer and Director	0	0	0	0	0	0	0	0	0

Compensation of Directors

The table below summarizes all compensation of our directors as of June 30, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Lee	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of September 17, 2012 by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 124,133,345 issued and outstanding as of September 17, 2012.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Brett Everett 14 Monarch Bay Plaza Monarch Bay, California 92629	Common Stock	0	0%
Michael Lee 14 Monarch Bay Plaza Monarch Bay, California 92629	Common Stock	0	0%
DIRECTORS AND OFFICERS – TOTAL	Common Stock	0	0%

5% SHAREHOLDERS
Drake Group AG Geneva Airpark 4 Ch Des Papillions 1213 Cointrin, Switzerland	Common Stock	9,525,600	7.67%
Geotech International Ltd. Halifax St. P.O. Box 1081 Kingstown, St. Vincent West Indies	Common Stock	11,100,000	8.94%
Highlander Overseas Inc. Halifax St. P.O. Box 1081 Kingstown, St. Vincent West Indies	Common Stock	11,100,000	8.94%
XPC Technologies Inc. 14 Monarch Bay Plaza Monarch Bay, California 92629	Common Stock	6,750,000	5.43%
Rancho Capital Management Inc. 2195 San Deguito Dr. Del Mar, CA 92014	Common Stock	19,300,000	15.54%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since July 1, 2011 or in any presently proposed transaction which, in either case, has or will materially affect us.

Included in amounts due to related parties as at June 30, 2012 is 73,916 (2011 - $10,911) owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light.

As at June 30, 2012, $190,084 (2011 - $$190,084) was due to former related party, Gao, ZhenYong who is the Company’s former President and Director who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$19,000	$0	$0	$0
2012	$3,900	$1,900	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Share Exchange Agreement, dated August 26, 2011(1)
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to our annual report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 27, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Microelectronics Technology Company

By:	/s/ Brett Everett
Brett Everett President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
October 2, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Brett Everett
Brett Everett, Director
October 2, 2012

By:	/s/ Michael Lee
Michael Lee, Director
October 2, 2012

