Form 10-Q
period 2012-09-30
MICROELECTRONICS TECHNOLOGY Co
filed 2012-11-14
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number: 001-32984

MICROELECTRONICS TECHNOLOGY COMPANY

(Exact name of registrant as specified in its charter)

Nevada	20-2675800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2195 San Dieguito Drive, Del Mar, California	92014
(Address of principal executive offices)	(Zip Code)

(866) 587-2860

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                 ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       ☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 124,133,345 as of September 30, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and September 30, 2012;
F-2	Consolidated Statements of Operations for the three months ended September 30, 2012 and period from June 30, 2012 to September 30, 2012 (Unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and period from June 30, 2012 to September 30, 2012 (Unaudited); and
F-4	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheet
as at September 30, 2012 (unaudited) and June 30, 2012

	September 30,	June 30,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash & cash equivalents		7,742
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	-	7,742
Other Assets
Furniture and Equipment	13,354	10,440
Mineral claim acquisition costs	124,911	124,911
Intangible assets	140,000	140,000
Total Other Assets	278,265	275,351
TOTAL ASSETS	$ 278,265	283,093

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	4,446	-
Accounts payable and accrued liabilities	$ 276,336	242,604
Related Party Loans	73,916	73,916
Former Related party Loan	190,084	190,084
Stockholders' Loans	4,540	4,540
Notes Payable	73,556	53,396
Total Liabilities	622,878	564,540

Stockholders' Deficit
Preferred stock
Authorized: 200,000,000 shares, 0.00001 par value;
issued and outstanding: 110,000 shares as at
September 30, 2012 and June 30, 2012	1	1
Common Stock:
Authorized: 200,000,000 shares, $0.00001 par value;
issued and outstanding: 124,133,345 shares as at
September 30, 2012 and June 30, 2012	1,241	1,241
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(307,455)	(244,289)
Total stockholders’ Deficit	(344,613)	(281,447)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 278,265	283,093

The accompanying notes are an integral part of these financial statements.

MicroElectronics Technology Company
(A Development Stage Company)
Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)
			Cumulative
			during the
			Development
			Stage
			from Inception
	For the Three months ended		(April 11, 2011)
	September 30,		to September 30,
	2012	2011	2012

Revenue	$ -	$ -	$ -

Expenses
Advertising	18,452	18,000	109,650
Consulting fees	12,546	-	35,625
Management fees	15,000	15,000	85,000
Professional fees	1,311	15,756	32,967
Other General & Administrative	15,328	1,033	43,683
Total Expenses	62,637	49,789	306,925

Net (Loss) from Operations	$ (62,637)	$ (49,789)	$ (306,925)

Other Income and Expenses
Interest expense	(529)		(529)

Net (Loss)	(63,166)	(49,789)	(307,454)

Net Income (Loss) per share,
basic and diluted	$ (0)	$ (0)

Weighted average number of shares
outstanding; basic and diluted	124,133,345	80,764,000

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Statement of Cash Flow
For the Three Months Ended September 30, 2012 and 2011
(Expressed in U.S. Dollars)
(Unaudited)
		Cumulative
		during the
		Development
		Stage
		from Inception
	For the Three Months	(April 11, 2011)
	Ended	to
	September 30, 2012	September 30, 2012)
Cash Flows From Operating Activities
Net Income Loss	(63,166)	(307,455)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation	2,249	2,758
Change in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	-	-
Accounts payable	33,731	276,335
Net cash used by Operating Activities	(27,186)	(28,362)
Cash Flows From Investing Activities
Purchase of furniture & equipment	(5,162)	(16,111)
Acquisition of mineral claims	-	(124,911)
Acquisition of intangible assets	-	(140,000)
Net cash provided by Investing Activities	(5,162)	(281,022)
Cash Flows From Financing Activities
Proceeds of loan from Asher Enterprises	35,000	35,000
Proceeds of loan from Direct Capital	(14,840)	33,581
Proceeds of loan from Shareholders	-	4,540
Proceeds of loan from Drake Group	-	4,975
Proceeds of loan from related parties	-	73,916
Loan from former related party	-	190,084
Common stock issued in reorganization	-	1,242
Stock subscriptions receivable	-	(38,400)
Net cash provided by Financing Activities	20,160	304,938
Net decrease in cash	(12,188)	(4,446)
Proceeds of bank overdraft	4,446	4,446

Cash at beginning of period	7,742	-

Cash at end of period	$ (0)	$ (0)

Supplemental cash flow information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash Investing and Financing Activities
Acquisition of Intangible Asset	$ -	$ 140,000
Net Asset Adjustment in Reorganization	$ -	$ 1,242

The accompanying notes are an integral part of these financial statements.

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of September 30, 2012

(Expressed in US Dollars)

Note 1 –Basis of Presentation

These unaudited interim financial statements as of and for the three months ended September 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America and are expressed in US dollars. All adjustments are of a normal recurring nature. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cloud Data Corporation, a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated.  The Company’s fiscal year end is June 30.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end June 30, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three-month period ended September 30, 2012 are not necessarily indicative of results for the entire year ending June 30, 2012.

Note 2 – Nature of Operations and Continuance of Business

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

Note 3 - Summary of Significant Accounting Policies

a)Use of Estimates

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

b)Basic and Diluted Earnings (Loss) Per Share

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

c)Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)Financial Instruments

The Company’s financial instruments consist principally of cash, amounts receivable, and accounts payable, due to related parties and due to former related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature or respective relatively short maturity dates.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)Mineral Property Costs

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

g)Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

k) – Development Stage Company –

The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as April 11, 2011. Since inception, the Company has incurred an operating loss of $263,771. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since April 11, 2011 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

l) –Basis of Presentation - Going Concern

The Company is in the development stage and has not generated any revenues and has incurred losses of $263,771 since inception April 11, 2011. At September 30, 2012, the Company had $zero cash and $622,878 in current liabilities. Further, the Company incurred a loss of $63,165 for the three months ended September 30, 2012. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

Note 5 – Intangible Asset

On August 25, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto-host thousands domains per server and propagate them with unique content.

Note 6 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,912 purchase consideration in the First Light transaction was allocated to the six mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the six mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of September 30, 2012. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

On April 1, 2010, Auric Mining Company (“Auric”) entered into an option agreement with the Company to acquire from the Company a fifty-two percent working interest in the mining claims held in trust, on behalf of the Company by Dog Lake Exploration Inc. Auric was to have completed its due diligence prior to the option expiring on September 15, 2011. An extension of the expiration date was granted by the Company  pending further negotiations on timing, payment amounts and terms.  At the time of the agreement a director of the Company was also the President of Auric, therefore Auric was considered to be a related party and the option agreement was a related party transaction.

Note 7 – Related Party Transactions

On August 25, 2011 the Company acquired 100% of the outstanding shares of Cloud Data Corporation in exchange for 70,000,000 common shares of the Company (Note 4). The acquisition was considered a related party transaction as the Company’s President and Director was also the President and Director of Cloud Data.

Included in amounts due to related parties as at June 30, 2012 is $73,916 owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light.

The Company is indebted to shareholders for $4,540 as at September 30, 2012, which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As at September 30, 2012, $190,084 (2010 - $190,084) was due to former related party who is a Company’s former President and Director of the Company who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 9 – Common Stock

On August 26, 2011 the Company issued 70,000,000 shares at $0.002 per share pursuant to a Share Exchange Agreement with Cloud Date Corporation. An asset of $140,000 was recorded.

The Company has not issued any stock options.

As at September 30, 2012 the Company has authorized 200,000,000 shares of common stock, of which 124,133,345 shares are issued and outstanding.

Note 10 –Preferred Stock

As at September 30, 2012 the Company has authorized 200,000,000 shares of preferred stock, of which 110,000 shares are issued and outstanding.

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	September 30,
	2012

Income tax recovery at statutory rate	$(246,025)		$

Valuation allowance	246,026	5

Provision for income taxes	$—			$—

For the threemonths ended September 30, 2012, the valuation allowance established against the deferred tax assets increased by $22,108.

Deferred tax assets consist of:

	September 30,
	2012

Net operating loss carry forward	$702,930
Less valuation allowance	(702,930)		)
Net deferred tax asset	$—	—

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $246,026 attributable to the future utilization of the $702,930 net operating loss carry forward as of September 30, 2012 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.  The deferred tax credits will begin to expire in 2025 unless utilized beforehand. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 12 – Subsequent Events

Events subsequent to September 30, 2012 have been evaluated through November 12, 2012 the date these statements were available to be issued, to determine whether they should be disclosed to keep the  financial statements from being misleading.  Management found no subsequent event to be disclosed.

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

Overview

We are a start-up, developmental stage corporation and have not yet generated any revenues from our business activities. We were incorporated in the State of Nevada on May 18, 2005. We have four mineral claims located near Wawa in northern Ontario, Canada that we someday plan to explore for precious metals. Our plans to explore these claims, however, have been put on hold as result of our recent acquisition of Cloud Data on August 26, 2011. Through the acquisition of Cloud Data, we are moving into the Internet incubator space in order to capitalize upon the technology opportunities available today and in the immediate future within the cloud computing market place.  In September 2012 Cloud Data signed WeatherCity Services as a new Server Client.  WeatherCity provides weather forecasts to over 62,000 cities in over 121 countries using their unique computer forecasting system.Weather City is forecasting expansion in 2013 to 2 million cities with over 30 million page views monthly.

Results of Operations for the Three Months Ended September 30, 2012 and Period from June 30, 2012 until September 30, 2012

We generated no revenue for the period from June30, 2012 until September 30, 2012. We are a development stage company and intend to pursue the line of business of internet marking though the acquisition of Cloud Data.

Our Operating Expenses for the three months ended June 30, 2012 were $62,637.  For each period our Operating Expenses consist primarily of advertising, management fees and consulting fees.

We anticipate our operating expenses will increase as we undertake the business of internet marking though the acquisition of Cloud Data.

Liquidity and Capital Resources

As of September 30, 2012, we had $0 in current assets and $622,878 in current liabilities. Thus, we had a working capital deficit of $344,613 as of September 30, 2012.

Cashflow from Operating activities was $(27,186) for the three months ended September 30, 2012. Our net cash used in investing activity was $(5,162). We had $20,162 provided by financing activities for the period from June 30, 2012 until September 30, 2012.

As September 30, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We are in the development stage and have not generated any revenues and have incurred losses of $63,165 since June 30, 2012. At September 30, 2012, we had $0 in cash and $622,878 in current liabilities. In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

November 14, 2012