Form 10-Q
period 2012-12-31
MICROELECTRONICS TECHNOLOGY Co
filed 2013-02-14
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 001-32984

MICROELECTRONICS TECHNOLOGY COMPANY

(Name of small business issuer in its charter)

Nevada	20-2675800
(State of incorporation)	(I.R.S. Employer Identification No.)

2195 San Dieguito Drive, Del Mar, California

(Address of principal executive offices)

(949) 436-9382

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .No . .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes . . No

As of February 14, 2013, there were 124,133,345 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

_____________________________________________________________________________________________

_____________________________________________________________________________________________

MICROELECTRONICS TECHNOLOGY COMPANY*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Microelectronics Technology Company (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”MELY,” "our," "us," the "Company," refers to Microelectronics Technology Company.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MICROELECTRONICS TECHNOLOGY COMPANY

(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

December 31, 2012 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)

Condensed Consolidated Statements of Operations (unaudited)6

Condensed Consolidated Statements of Cash Flows (unaudited)

Notes to the Condensed Consolidated Financial Statements (unaudited)

9

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheet
December 31, 2012 (unaudited) and June 30, 2012
	December 31,	June 30,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash	$ 2,381	7,742
Accounts receivable	790	-
Total Current Assets	3,171	7,742

Equipment	13,094	10,440
Mineral claim acquisition costs	124,911	124,911
Intangible assets	140,000	140,000

TOTAL ASSETS	$ 281,176	$ 283,093

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 143,011	242,604
Related party loans	73,916	73,916
Former related party loan	190,084	190,084
Stockholders' loans	4,540	4,540
Notes payable	103,591	53,396
Total Liabilities	515,142	564,540
Stockholders' Deficit
Preferred stock
Authorized: 200,000,000 shares, 0.00001 par value;
issued and outstanding: 110,000 shares as at
December 31, 2012 and June 30, 2012	1	1
Common stock:
Authorized: 200,000,000 shares, $0.00001 par value;
issued and outstanding: 124,133,345 shares as at
December 31, 2012 and June 30, 2012	1,241	1,241
Additional paid in capital	165,000	-
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(361,808)	(244,289)

Total Stockholders' Deficit	(233,966)	(281,447)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 281,176	$ 283,093

Microelectronics Technology Company
(A Development Stage Company)
Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)
					Cumulative during the Development Stage from Inception
	For the Three months ended		For the Six months ended		(April 11, 2011)
	December 31,		December 31,		to December 31,
	2012	2011	2012	2011	2012

Revenue	$ 2,350	$ -	$ 2,350	$ -	$ 2,350

Expenses
Advertising	18,081	19,724	36,533	37,724	127,731
Consulting fees	15,194	-	27,739	-	50,819
Management fees	15,000	15,000	30,000	30,000	100,000
Professional fees	(46)	4,994	1,265	20,750	32,921
Other General & Administrative	6,365	17,314	21,692	18,347	50,048
Total Expenses	54,594	57,032	117,229	106,821	361,519

Net Loss from Operations	$ (52,244)	$ (57,032)	$ (114,881)	$ (106,821)	$ (359,169)

Other Income and Expenses
Interest expense	(2,109)	-	(2,638)	-	(2,638)

Net Loss	(54,353)	(57,032)	(117,519)	(106,821)	(361,807)

Net Loss per share,
basic and diluted	$ (0)	$ (0)	$ (0)	$ (0)

Weighted average number of shares
outstanding; basic and diluted	124,133,345	124,133,345	124,133,345	102,330,177

	Microelectronics Technology Company (A Development Stage Enterprise) Consolidated Statement of Cash Flow For the Six Months Ended December 31, 2012 (Expressed in U.S. Dollars)
	(Unaudited)		Cumulative during theDevelopment Stage from Inception
	For the Six Months	For the Six Months	(April 11, 2011)
	Ended	Ended	to
	December 31, 2012	December 31, 2011	December 31, 2012)
Operating Activities
Net Income Loss	(117,519)	(106,821)	(361,808)
Adjustments to reconcile Net Loss
to net cash provided by operations:
Depreciation	2,509		3,018
Change in operating assets and liabilities:
Accounts receivable	(790)	(1,887)	(790)
Prepaid expenses		(668)
Accounts payable	(99,593)	135,213	143,011
Due to related parties		71,416
Due to former related parties		190,084
Due to direct capital		14,845
Due to shareholders		4,600
Net cash used by Operating Activities	(215,393)	306,782	(216,569)
Investing Activities
Purchase of furniture & equipment	(5,162)	(4,363)	(16,112)
Acquisition of mineral claims	-	(124,911)	(124,911)
Cash acquired upon recapitalization		505
Acquisition of intangible assets	-		(140,000)
Net cash used by Investing Activities	(5,162)	(128,769)	(281,023)
Financing Activities
Proceeds of loan from Asher Enterprises	65,000		65,000
Proceeds of loan from Direct Capital	150,195		198,616
Proceeds of loan from Shareholders	-		4,540
Proceeds of loan from Drake Group	-		4,975
Proceeds of loan from related parties	-		73,916
Recapitalization adjustment		(178,363)
Common stock issued in reorganization		700
Loan from former related party	-		190,084
Common stock issued in reorganization	-		1,242
Stock subscriptions receivable	-		(38,400)
Net cash provided by Financing Activities	215,195	(177,663)	499,973
Net increase in cash	(5,361)	350	2,381

Cash at beginning of period	7,742	100	-

Cash at end of period	2,381	450	2,381

Supplemental cash flow information
Interest paid	-		-
Income taxes paid	-		-

Non-cash Investing and Financing Activities
Acquisition of Intangible Asset	-		140,000
Preferred Stocks Issued for Debt Settlement	165,000		-
Net Asset Adjustment in Reorganization	-	184,730	1,242

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of December 31, 2012

(Expressed in US Dollars)

Note 1 –Basis of Presentation

These unaudited interim financial statements as of and for the six months ended December 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America and are expressed in US dollars. All adjustments are of a normal recurring nature. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cloud Data Corporation, a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is June 30.

These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s fiscal year end June 30, 2012 Form 10-K report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six-month period ended December 31, 2012 are not necessarily indicative of results for the entire year ending June 30, 2012.

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

On August 26, 2011, the Company entered into a Share Exchange Agreement with Cloud Data Corporation (“Cloud Data”). Pursuant to the agreement, the Company issued 70,000,000 shares of common stock in exchange for all of the issued and outstanding shares of Cloud Data. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of Accounting Standards Codification (“ASC”) 805, Business Combinations. Under recapitalization accounting, Cloud Data was considered theacquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of Cloud Data since inception on April 11, 2011. As a result of the transaction, the Company’s business operations have consisted of online marketing and advertising services since August 26, 2011, to the present.

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

b)Basic and Diluted Loss Per Share

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

c)Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents. The Company has no cash equivalents as of December 31, 2012 and June 30, 2012.

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

g)Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

k) – Development Stage Company –

The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as April 11, 2011. Since inception, the Company has incurred an operating loss of $361,808. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since April 11, 2011 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

l) –Basis of Presentation - Going Concern

The Company is in the development stage and has not generated any revenues and has incurred losses of $361,808 since inception April 11, 2011. At December 31, 2012, the Company had $2,381 cash and $515,142 in current liabilities. Further, the Company incurred a loss of $117,519 for the six months ended December 31, 2012. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

Note 6 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to six designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,911 purchase consideration in the First Light transaction was allocated to the six mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the six mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of December 31, 2012. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

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

The Company is indebted to shareholders for $4,540 as at December 31, 2012, which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As at December 31, 2012, $190,084 (2010 - $190,084) was due to former related party who is a Company’s former President and Director of the Company who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 9 – Common Stock

On August 26, 2011 the Company issued 70,000,000 shares at $0.002 per share pursuant to a Share Exchange Agreement with Cloud Date Corporation. An asset of $140,000 was recorded.

The Company has not issued any stock options.

As at December 31, 2012 the Company has authorized 200,000,000 shares of common stock, of which 124,133,345 shares are issued and outstanding.

Note 10 –Preferred Stock

As at December 31, 2012 the Company has authorized 200,000,000 shares of preferred stock, of which 110,000 shares are issued and outstanding.

On December 31, 2012 the Company issued one share of preferred stock to settle debt of $165,000.

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2012

Income tax recovery at statutory rate	$(246,025)	$

Valuation allowance	246,025

Provision for income taxes	$—		$—

For the six months ended December 31, 2012, the valuation allowance established against the deferred tax assets increased by $22,108.

Deferred tax assets consist of:

	December 31, 2012

Net operating loss carry forward	$702,930
Less valuation allowance	(702,930)		)
Net deferred tax asset	$—	—

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $246,026 attributable to the future utilization of the $702,930 net operating loss carry forward as of December 31, 2012 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The deferred tax credits will begin to expire in 2025 unless utilized beforehand. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 12 – Subsequent Events

From January 1, 2013 to February 14, 2013, the holder of a convertible note converted a total of $27,000 of principal and interest into 4,817,826 shares of our common stock.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stocks

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2012 $	June 30, 2012 $
Current Assets	281,176	283,093
Current Liabilities	515,142	564,540
Working Capital (Deficit)	(233,966)	(281,447)

Cash Flows

	December 31, 2012 $	December 31, 2011 $
Cash Flows from (used in) Operating Activities	(215,393)	306,782
Cash Flows from (used in) Financing Activities	215,195	(177,663)
Cash Flows from (used in) Investing Activities	(5,162)	(128,769)
Net Increase (decrease) in Cash During Period	(5,361)	350

Results for the Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31 2011

Operating Revenues

The Company’s revenues for the Six months ended December 31, 2012 and December 31 2011 were $2,350and $Nil, respectively.

Cost of Revenues

The Company’s cost of revenues for the Six months ended December 31, 2012 and December 31 2011 were $114,881and $106,821, respectively.

Gross Profit

The Company’s gross profit for the Six months ended December 31, 2012 and December 31 2011 was $(114,881)and $(106,821), respectively.

General and Administrative Expenses

General and administrative expenses for the Six months ended December 31, 2012 and December 31 2011 were $117,229and $106,821, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The increase was primarily attributable to an increase in consulting fees appropriate for normal operations.

Net Loss

Net loss for the Six months ended December 31, 2012 was $(117,519) compared with a net loss of $(106,821) for the Six months ended December 31 2011.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Period from April 11, 2011(inception of development stage) Through December 31, 2012

Operating Revenues

The Company’s revenues for the period from April 11, 2011(inception of development stage) throughDecember 31, 2012 were $2,350.

Cost of Revenues

The Company’s cost of revenues for the period from April 11, 2011 (inception of development stage) through December 31, 2012 were $359,169.

Gross Profit

The Company’s gross profit for the period from April 11, 2011 (inception of development stage) through December 31, 2012 was $(361,807).

General and Administrative Expenses

General and administrative expenses for the period from April 11, 2011 (inception of development stage) through December 31, 2012 were $361,519.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from April 11, 2011 (inception of development stage) through December 31, 2012 was $(361,807).

Liquidity and Capital Resources

As at December 31, 2012, the Company had a cash balance and asset total of $2,381 and $281,176, respectively, compared with $450 and $272,279 of cash and total assets, respectively, as at December 31, 2011. The decrease in cash was due to normal operating activities whereas the increase in total assets was due to the purchase of inventory for operations.

As at December 31, 2012, the Company had total liabilities of $515,142 compared with $445,858 as at December 31, 2011. The increasein total liabilities was attributed to the mineral claim acquisition costs in the amount of $124,911, and an increase in intangible assets of $140,000.

The overall working capital increasedfrom $(281,447)deficit at December 31, 2011 to $(233,966) at December 31, 2012.

Cashflow from Operating Activities

During the Six monthsended December 31, 2012, cash used in operating activities was $(215,393) compared to $306,782for the Six monthsended December 31 2011. The increase in the amounts of cash used for operating activities was primarily due to the purchase of inventory and packaging materials, an increase in accrued salaries and the net loss.

Cashflow from Investing Activities

During the Six monthsended December 31, 2012 cash used in investing activities was $(5,162) compared to $(128,769) for the Six months ended December 31 2011.

Cashflow from Financing Activities

During the Six months ended December 31, 2012, cash provided by financing activity was $215,195 compared to $(177,663) for the Six months ended December 31 2011.The increase in cash provided by financing activities is due to the Company’s receiving $215,195 inloans frominvestorsduring the quarter.

Quarterly Events

On December 31, 2012, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Direct Capital Group, Inc., whereby the Company exchange $165,000 in total outstanding debt into Convertible Preferred Shares of the Company. Each of the Convertible Preferred shares will convert into common shares of the Company with the conversion price being the lesser of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

The foregoing summary description of the terms of the Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Agreement, this reference is made to such agreement, which is filed as Exhibit 10.4, hereto and is incorporated herein by this reference.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 2, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2. Subsequent Issuances:

From January 1,2013 to February 14, 2013, the holder of a convertible note converted a total of $27,000 of principal and interest into 4,817,826 shares of our common stock.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

Effective on or about February 14, 2013, the Company terminated the services of its principal independent auditor, John Kinross-Kennedy (the “Former Accountant”).

In the Former Accountant’s principal accountant’s report on the Company’s financial statements for its fiscal years ended June 30, 2012 and 2011, no adverse opinion or disclaimer of opinion was issued and no opinion of the Former Accountant was modified as to audit scope or accounting principles. Our Former Accountant’s report on the Company’s financial statements for the years ended June 30, 2012 and 2011, as reported in the registrant’s Form 10-K that was filed with the Securities and Exchange Commission on October 2, 2012, contained a paragraph concerning uncertainty as to the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

The change in auditor was recommended, approved and ratified by the Company's Board of Directors.

Since the Company’s inception on May 18, 2005, through its most recent fiscal year ended June 30, 2012, and subsequent interim periods preceding this change of independent auditors, the Company is not aware of any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company is not aware of any reportable events (as defined in Item 304(a)(iv) or (v) of Regulation S-K) that have occurred during the two most recent fiscal years and the interim periods preceding the dismissal of the Former Accountant.

The Company has engaged the firm of Anton Chia, (the “New Accountant”), as its new principle independent accountant effective February 14, 2013, to audit our financial records. During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that the Company considered an important factor in reaching a decision as to the accounting or financial reporting issue; or any matter that was either the subject of a disagreement or event (as defined in Item 304(a)(iv) or (v) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
3.2	Bylaws	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
10.1	Joint Venture Agreement by and between the Company and Beijing HuaJu Net Media Technology Co., Ltd., dated March 16, 2007	Filed with the SEC on March 19, 2007 as part of our Current Report on Form 8-K.
10.2	Share Purchase Agreement, by and between the Company and 722868 Ontario Ltd., dated October 5, 2009.	Filed with the SEC on October 9, 2009 as part of our Current Report on Form 8-K.
10.3	Share Exchange Agreement, by and among the Company and Cloud Data Corporation and its shareholders,, dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Current Report on Form 8-K.
10.4	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2012	Filed herewith.
14.1	Code of Ethics	Filed with the SEC on August 11, 2006 as part of our Annual Report on Form 10-KSB.
16.1	Representative Letter from Moen & Company, LLP	Filed with the SEC on September 15, 2006 as part of our Current Report on Form 8-K/A
16.2	Representative Letter from Michael T. Studer, C.P.A., P.C.	Filed with the SEC on May 14, 2009 as part of our Current Report on Form 8-K/A.
16.3	Representative Letter from Moore and Associates	Filed with the SEC on August 11, 2009 as part of our Current Report on Form 8-K.
16.4	Representative Letter from Michael T. Studer, C.P.A., P.C.	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
16.5	Representative Letter from Manning Elliott LLP	Filed with the SEC on February 7, 2012 as part of Current Report on Form 8-K.
16.6	Representative Letter from John Kinross-Kennedy	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROELECTRONICS TECHNOLOGY COMPANY
Dated: February 14, 2013	/s/ Brett Everett
BRETT EVERETT
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 14, 2013	/s/ Brett Everett
By: BRETT EVERETT Its: Director