Form 10-Q/A
period 2012-12-31
MICROELECTRONICS TECHNOLOGY Co
filed 2013-02-15
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

  [   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 001-32984

MICROELECTRONICS TECHNOLOGY COMPANY

(Name of small business issuer in its charter)

Nevada	20-2675800
(State of incorporation)	(I.R.S. Employer Identification No.)

2195 San Dieguito Drive, Del Mar, California

(Address of principal executive offices)

(949) 436-9382

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   .No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]. (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ] No [X]

As of February 14, 2013, there were 124,133,345 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

Explanatory Note

MicroElectronics Technology Corporation is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended December 31, 2012 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2013, for the purpose of correcting the cover page of the 10-Q by adding the check boxes that were missing in the original filing, and furnishing the correct Auditors Consent letter as Exhibit 16.6 The numbers in the filed Form 10-Q remain as they were at the time of filing.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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