Form 10-Q
period 2013-03-31
MICROELECTRONICS TECHNOLOGY Co
filed 2013-05-15
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 001-32984

MICROELECTRONICS TECHNOLOGY COMPANY

(Name of small business issuer in its charter)

Nevada	20-2675800
(State of incorporation)	(I.R.S. Employer Identification No.)

1155 Camino Del Mar, #172, Del Mar CA 92014

(Address of principal executive offices)

(949) 436-9382

(Registrant’s telephone number)

2195 San Dieguito Drive, Del Mar, California

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

Yes[  ]No[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of April 17, 2013, there were 136,379,742 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

ITEM 1.FINANCIAL STATEMENTS

MICROELECTRONICS TECHNOLOGY COMPANY

(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2013 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	8

MicroElectronics Technology Company (A Development Stage Enterprise)
Consolidated Balance Sheet
March 31, 2013 (unaudited) and June 30, 2012
	March 31,	June 30,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash	$ 2,852	$ 7,742
Accounts receivable	1,068	-
Total Current Assets	3,920	7,742
Non-Current Assets
Equipment	12,839	10,440
Mineral claim acquisition costs	-	124,911
Intangible assets	140,000	140,000
Total Non-Current Assets	152,839	275,351
TOTAL ASSETS	$ 156,759	$ 283,093
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 139,122	$ 242,604
Related party loans	73,916	73,916
Former related party loan	190,084	190,084
Stockholders' loans	4,400	4,540
Notes payable	99,715	53,396
Total Current Liabilities	507,237	564,540
Stockholders' Deficit
Preferred stock
Authorized: 200,000,000 shares, 0.00001 par value;
issued and outstanding: 110,000 shares as at
March 31, 2013 and June 30, 2012	1	1
Common Stock:
Authorized: 200,000,000 shares, $0.00001 par value;
issued and outstanding: 136,379,742 shares as at
March 31, 2013 (124,133,345 shares as at June 30, 2012)	1,363	1,241
Additional paid-in capital	291,296	-
Stock subscriptions receivable	(38,400.00)	(38,400.00)
Deficit accumulated in the development stage	(604,738.00)	(244,289.00)
Total stockholders’ Deficit	(350,478.00)	(281,447.00)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 156,759	$ 283,093

The accompanying footnotes are an integral part of these financial statements

MicroElectronics Technology Company (A Development Stage Company)
Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)
					Cumulative
					during the
					Development
					Stage
					from Inception
	For the Three months ended		For the Nine months ended		(April 11, 2011)
	March 31,		March 31,		to March 31,
	2013	2012	2013	2012	2013

Revenue	$ 9,881	$ -	$ 12,230	$ -	$ 12,230

Expenses
Advertising	18,199	18,000	54,732	55,724	145,930
Asset impairment charge	124,911	-	124,911	-	124,911
Consulting fees	15,219	2,566	42,958	2,566	66,038
Management fees	15,000	15,000	45,000	45,000	115,000
Professional fees	10,085	1,430	16,350	22,936	43,006
Other General & Administrative	13,234	3,874	29,927	21,464	63,282
Total Expenses	196,649	40,870	313,879	147,690	558,168

Net Loss from Operations	$ (186,768)	$ (40,870)	$ (301,649)	$ (147,690)	$ (545,938)

Other Income and Expenses
Interest expense	(56,162)	-	(58,800)	-	(58,800)

Net Loss	(242,930)	(40,870)	(360,449)	(147,690)	(604,737)

Net Loss per share,
	$ (0)	$ (0)	$ (0)	$ (0)

Weighted average number of shares
outstanding; basic and diluted	129,283,329	124,133,345	129,283,329	124,133,345

MicroElectronics Technology Company (A Development Stage Enterprise)
Consolidated Statement of Cash Flow
For the Nine Months Ended March 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
			during the
			Development
			Stage
			from Inception
	For the Nine Months	For the Nine Months	(April 11, 2011)
	Ended	Ended	to
	March 31, 2013	March 31, 2012	March 31, 2013)
Operating Activities
Net Loss	$ (360,449)	$ (147,690)	$ (604,738)
Adjustments to reconcile Net loss
to net cash provided by (used in) operations:
Interest expense	58,800	-	55,042
Depreciation	2,764	-	3,273
Change in operating assets and liabilities:
Accounts receivable	(1,068)	(1,886)	(1,068)
Prepaid expenses	-	(669)	-
Accounts payable	(71,167)	170,153	175,195
Due to related parties	-	71,416	-
Due to former related parties	-	190,084	-
Due to direct capital	-	20,371	-
Due to Shareholders	-	4,540	-
Net cash provided by (used in) Operating Activities	(371,120)	306,319	(372,296)
Investing Activities
Acquision of equipment	(5,162)	(4,363)	(16,112)
Impairment of mineral claims	124,911	(124,911)	0
Acquision of intangible assets	-	-	(140,000)
Net cash provided by (used in) Investing Activities	119,749	(129,274)	(156,111)
Financing Activities
Proceeds of notes payable	102,500	-	102,500
Proceeds of loan from Direct Capital	144,121	-	192,542

Payments to Shareholders' loans	(140)	-	4,400
Proceeds of loan from Drake Group	-	-	4,975
Proceeds of loan from related parties	-	-	73,916
Recapitalization adjustment	-	(177,858)	-
Loan from former related party	-	-	190,084
Common stock issued in reorganization	-	700	1,242
Stock subscriptions receivable	-	-	(38,400)
Net cash provided by (used in) Financing Activities	246,481	(177,158)	531,259

Bank Overdraft	-	13	-

Net increase in cash	(4,890)	(100)	2,852

Cash at beginning of period	7,742	100	-

Cash at end of period	$ 2,852	$ -	$ 2,852

Supplemental cash flow information
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash Investing and Financing Activities
Acquisition of Intangible Asset	$ -	$ -	$ 140,000
Preferred Stocks Issued for Debt Settlement	$ 165,000	$ -	$ -
Net Asset Adjustment in Reorganization	$ -	$ 184,750	$ 1,242

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2013

(Expressed in US Dollars)

Note 1 –Basis of Presentation

These unaudited interim financial statements as of and for the nine months ended March 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America and are expressed in US dollars. All adjustments are of a normal recurring nature. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cloud Data Corporation, a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is June 30.

These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s fiscal year end June 30, 2012 Form 10-K report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine-month period ended March 31, 2013 are not necessarily indicative of results for the entire year ending June 30, 2013.

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

b)Basic and Diluted Loss Per Share

The Company computes (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of nine months or less at the time of issuance to be cash equivalents. The Company has no cash equivalents as of March 31, 2013 and June 30, 2012.

d)Financial Instruments

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

e)Mineral Property Costs

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

f)Income Taxes

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

g) Foreign Currency Translation

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

h) Stock-based Compensation

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

i) Recently Issued Accounting Pronouncements

Recent Developed Accounting Pronouncements

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15,

2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment ina foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) withina foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

j)  Development Stage Company

The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as April 11, 2011. Since inception, the Company has incurred an operating loss of $604,737. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since April 11, 2011 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

k)  Going Concern

The Company is in the development stage and has not generated any revenues and has incurred losses of $604,738 since inception April 11, 2011. At March 31, 2013, the Company had $2,852 cash and $507,237 in current liabilities. Further, the Company incurred a loss of $360,449 for the nine months ended March 31, 2013. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

Note 5 – Intangible Asset

On August 25, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto-host thousands of domains per server and propagate them with unique content.  The life of this software is indefinite.

Note 6 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely nine mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to nine designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,911 purchase consideration in the First Light transaction was allocated to the nine mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the nine mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of March 31, 2013. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

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

On March 22, 2013 the Company decided to no longer support mineral claims and therefore took an asset impairment charge equal to the amount of the mineral claims of $124,911.

Note 7 – Related Party Transactions

On August 25, 2011, the Company acquired 100% of the outstanding shares of Cloud Data Corporation in exchange for 70,000,000 common shares of the Company (Note 4). The acquisition was considered a related party transaction as the Company’s President and Director was also the President and Director of Cloud Data.

Included in amounts due to related parties as at June 30, 2012 is $73,916 owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light.

The Company is indebted to shareholders for $4,400 as at March 31, 2013, which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As at March 31, 2013, $190,084 (2010 - $190,084) was due to former related party who is a Company’s former President and Director of the Company who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 9 – Convertible Notes Payable

	March 31,	June 30,
	2013	2012
Asher Note #1	$ -	$ -
Asher Note #2	32,500	-
Asher Note #3	32,500	-
Asher Note #4	37,500	-
Total Convertible Notes Payable	$ 102,500	$ -

Interest Expense	927	-
	$ 103,427	$ -

Note #1

On July 17, 2012, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $37,500.00 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of July 17, 2012.  The Asher Note also contains customary events of default.

On January 13,2013, the Company recorded debt discount of $37,500, interest expense of $17,542 and a derivative liability of $55,042 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.

Between January 1 and February 15, 2013, $37,500 in principal and $1,500 in interest of the loan was converted to 6,246,397 shares of common stock, reducing the loan to $0 as of March 31, 2013.  The derivative liability amount of $55,042 was re-classified to additional paid-in capital.  The par value of the common stock is $0.00001.

Note #2

On December 12, 2012, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of September 14, 2012.  The Asher Note also contains customary events of default.

Note #3

On January 30, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of November 1, 2013.  The Asher Note also contains customary events of default.

Note #4

On April 12, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $37,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of January 16, 2014.  The Asher Note also contains customary events of default.

Note 10 – Common Stock

On August 26, 2011, the Company issued 70,000,000 shares at $0.002 per share pursuant to a Share Exchange Agreement with Cloud Date Corporation. An asset of $140,000 was recorded.

As at March 31, 2013 the Company has authorized 200,000,000 shares of common stock, of which 136,379,742 shares are issued and outstanding.

Note 11 –Preferred Stock

As at March 31, 2013, the Company has authorized 200,000,000 shares of preferred stock, of which 110,000 shares are issued and outstanding.

On March 31, 2013, the Company issued one share of preferred stock to settle debt of $165,000.

Note 12 – Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	March 31,
	2013	2012
Operating loss for the 9 months ended March 31	$ (360,449)	$ (147,690)
Average statutory tax rate	35%	35%
Expected income tax provision	$ (126,157)	$ (51,692)
Unrecognized tax loses	(126,157)	(51,692)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $604,738 for tax purposes which will expire in 2025 if not utilized beforehand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors, which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2013 $	June 30, 2012 $
Current Assets	3,920	7,742
Current Liabilities	507,237	564,540
Working Capital (Deficit)	(503,317)	(556,798)

Cash Flows

	March 31, 2013 $	March 31, 2012 $
Cash Flows from (used in) Operating Activities	(371,120)	306,319
Cash Flows from (used in) Financing Activities	246,481	(177,158)
Cash Flows from (used in) Investing Activities	119,749	(129,274)
Net Increase (decrease) in Cash During Period	(4,890)	(100)

Results for the Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

Operating Revenues

The Company’s revenues for the nine months ended March 31, 2013, and March 31, 2012, were $12,230and $Nil, respectively.

Expenses

The Company’s cost of revenues for the nine months ended March 31, 2013, and March 31, 2012, were $313,879and $147,690 respectively.

Net Loss from Operations

The Company’s net loss from operations for the nine months ended March 31, 2013, and March 31, 2012, was $301,649and $147,690, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2013, and March 31, 2012, were $29,927and $21,464, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The increase was primarily attributable to an increase in consulting fees appropriate for normal operations.

Net Loss

Net loss for the nine months ended March 31, 2013, was $360,449 compared with a net loss of $147,690 for the nine months ended March 31, 2012.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Period from April 11, 2011(inception of development stage) Through March 31, 2013.

Operating Revenues

The Company’s revenues for the period from April 11, 2011(inception of development stage) throughMarch 31, 2013 were $12,230.

Expenses

The Company’s cost of revenues for the period from April 11, 2011, (inception of development stage) through March 31, 2013, were $558,168.

Net Loss from Operations

The Company’s net loss from operationsfor the period from April 11, 2011, (inception of development stage) through March 31, 2013, was $545,938.

General and Administrative Expenses

General and administrative expenses for the period from April 11, 2011, (inception of development stage) through March 31, 2013, were $63,282.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from April 11, 2011, (inception of development stage) through March 31, 2013, was $(604,737).

Liquidity and Capital Resources

As at March 31, 2013, the Company had a cash balance and asset total of $2,852 and $156,759 respectively, compared with $7,742 and $283,093 of cash and total assets, respectively, as at June 30, 2012. The decrease in cash was due to normal operating activities whereas the increase in total assets was due to the purchase of inventory for operations.

As at March 31, 2013, the Company had total liabilities of $507,237 compared with $564,540 as at June 30, 2012. The decreasein total liabilities was attributed to the decrease in accounts payable and accrued liabilities.

The overall working capital decreasedfrom $556,798deficit at June 30, 2012, to $503,317 deficit at March 31, 2013.

Cashflow from Operating Activities

During the nine monthsended March 31, 2013, cash used in operating activities was $(371,120) compared to $306,319 for the nine months ended March 31, 2012. The increase in the amounts of cash used for operating activities was primarily due to interest expense, an increase in accounts payable and the net loss.

Cashflow from Investing Activities

During the nine monthsended March 31, 2013, cash used in investing activities was $119,749 compared to $(129,274) for the nine months ended March 31, 2012. This change is due to the Company deciding to no longer support mineral claims and therefore took an asset impairment charge equal to the amount of the mineral claims of $124,911.

Cashflow from Financing Activities

During the nine months ended March 31, 2013, cash provided by financing activity was $246,481 compared to $(177,158) for the nine months ended March 31, 2012.The increase in cash provided by financing activities is due to the Company’s receiving $246,621 inloans frominvestorsduring the quarter.

Subsequent Events

On April 12, 2013, the Company amended its Articles of Incorporation by filing Amended and Restated Articles of Incorporation to increase the total number of authorized shares from 200,000,000 shares to 950,000,000 shares including 900,000,000 shares of $0.00001 par value common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 2, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

From January 1, 2013 to February 15, 2013, the holder of a convertible note converted a total of $39,000 of principal and interest into 6,246,397 shares of our common stock.

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

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On January 30, 2013, the Company executed an Unsecured Promissory Note (the “Note”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500.00, which accrues interest at an annual rate of 8% and has a maturity date of November 1, 2013.  The Note also contains customary events of default.

On April 12, 2013, the Company executed an Unsecured Promissory Note (the “Note”).  Under the terms of the Note, the Company has borrowed a total of $37,500.00, which accrues interest at an annual rate of 8% and has a maturity date of January 16, 2014.  The Note also contains customary events of default.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
3.2	Bylaws	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
10.1	Joint Venture Agreement by and between the Company and Beijing HuaJu Net Media Technology Co., Ltd., dated March 16, 2007	Filed with the SEC on March 19, 2007 as part of our Current Report on Form 8-K.
10.2	Share Purchase Agreement, by and between the Company and 722868 Ontario Ltd., dated October 5, 2009.	Filed with the SEC on October 9, 2009 as part of our Current Report on Form 8-K.
10.3	Share Exchange Agreement, by and among the Company and Cloud Data Corporation and its shareholders,, dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Current Report on Form 8-K.
10.4	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated March 31, 2013	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
10.5	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated July 17, 2012	Filed herewith.
10.6	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Dec 12, 2012	Filed herewith.
10.7	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Jan 30, 2013	Filed herewith.
10.8	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated April 12, 2013	Filed herewith.
14.1	Code of Ethics	Filed with the SEC on August 11, 2006 as part of our Annual Report on Form 10-KSB.
16.1	Representative Letter from Moen & Company, LLP	Filed with the SEC on September 15, 2006 as part of our Current Report on Form 8-K/A
16.2	Representative Letter from Michael T. Studer, C.P.A., P.C.	Filed with the SEC on May 14, 2009 as part of our Current Report on Form 8-K/A.
16.3	Representative Letter from Moore and Associates	Filed with the SEC on August 11, 2009 as part of our Current Report on Form 8-K.
16.4	Representative Letter from Michael T. Studer, C.P.A., P.C.	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
16.5	Representative Letter from Manning Elliott LLP	Filed with the SEC on February 7, 2012 as part of Current Report on Form 8-K.
16.6	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated: May 15, 2013

/s/ Brett Everett

BRETT EVERETT

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 15, 2013

/s/ Brett Everett

By: BRETT EVERETT

Its: Director