Form 10-K
period 2013-06-30
MICROELECTRONICS TECHNOLOGY Co
filed 2013-10-15
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Fiscal Year Ended June 30, 2013

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

MICROELECTRONICS TECHNOLOGY COMPANY

(Exact name of registrant as specified in its charter)

Nevada	001-32984	20-2675800
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)
1155 Camino Del Mar, #172 Del Mar, CA 92014 (Address of principal executive offices)

(949) 436-9382

(Registrant’s Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act:

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. .[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.[ ]	Accelerated filer	[ ]
Non-accelerated filer	.[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2012was $478,200 based upon the price ($0.009) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of August 6, 2013, there were139,016,107 shares of the registrant’s $0.00001 par value Common Stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “MELY”, “Technology”, “we”, “us” and “our” are references to Microelectronics Technology Company.All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

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

On April 1, 2009, we acquired certain assets of First Light Resources, Inc. (“First Light”), relating to the mineral exploration of six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or our common stock. No cash was paid to First Light and a total 55,000 (post-stock split) shares of our common stock were issued to three designated parties of First Light. We also assumed a $10,912 account payable of First Light in connection with the transaction. Two of the six mineral claims have lapsed, but four claims remain in good standing as of June 30, 2013. Title to the mineral claims is being held in trust, on our behalf, by Dog Lake Exploration Inc. (“Dog Lake”). We may someday explore for precious metals on these claims, but those plans are on hold as result of our recent acquisition of Cloud Data on August 26, 2011 and our pursuit of that line of business. .

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

Effective August 25, 2011 we entered into a Share Exchange Agreement with Cloud Data Corporation, a Nevada corporation (“Cloud Data”) and designated therein as the “Seller”, and its stockholders designated therein as the “Selling Shareholders” (the Agreement). Pursuant to the provision of the Agreement, we agreed to issue to the

Selling Shareholders (i) 70,000,000 shares of our common stock, in exchange for the transfer and delivery to us by the Selling Shareholders of the 70,000,000 shares of common issued by the Seller, which are all of the issued and outstanding securities of the Seller. As result of the transaction contemplated by the Agreement, the Seller became our wholly owned subsidiary.

On March 22, 2013 the Company decided to no longer support any of the mineral claims and therefore took an asset impairment charge equal to the amount of the mineral claims of $124,911.

On April 12, 2013, our Company filed a certificate of amendment with the Nevada Secretary of State to give effect to an increase in the Company’s authorized capital from 200,000,000 to 950,000,000 shares of common stock with a par value of $0.00001 and decrease in authorized shares of preferred stock from 200,000,000 to 50,000,000 shares, par value $0.00001.

Cloud Data

Overview

Effective August 25, 2011 we entered into a Share Exchange Agreement with Cloud Data Corporation, a Nevada corporation (“Cloud Data”) and designated therein as the “Seller”, and its stockholders designated therein as the “Selling Shareholders” (the Agreement). Pursuant to the provision of the Agreement, we agreed to issue to the Selling Shareholders (i) 70,000,000 shares of our common stock, in exchange for the transfer and delivery to us by the Selling Shareholders of the 70,000,000 shares of common issued by the Seller, which are all of the issued and outstanding securities of the Seller. As result of the transaction contemplated by the Agreement, the Seller became our wholly owned subsidiary.

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

According to the Internet World Stats the worldwide Internet user population is estimated at 2.4 billion as of June 30, 2012. Each of these “visitors” has one thing in common -- online communication.

▪ communication with information

▪ communication with others

▪ communication with retailers

▪ communication with physicians

▪ communication with entertainment.

The global advertising market is expected to reach $515 billion in 2014. This prediction is from Madison Avenue’s long respected definitive source for the global ad economy – Magna Global’s June 2013 Media Economy Report.

According to the January 2013,eMarketer report, “the worldwide digital ad spending topped$100 billion in 2012, making up 20% of total advertising investments.”

•

85% of U.S. adults use the internet, according to a Pew Research study in May 2013;

•

89 million people in the U.S., used the mobile Internet in 2010;

•

31% of current cell internet users say that they mostly go online using their cell phone, according to the Pew Internet research study in April 2012;

•

the mobile device will be the primary connection tool to the Internet for most people in the world by 2020;

•

80% of searchers research online before purchasing within a 10-20 mile radius;

•

today, more than half of all connections to the Internet are from phones; and

•

69% of US residents are considered “regular Internet users.”

Our Services

We are an interactive, full service, online marketing company that provides companies in various sectors with online marketing and advertising services. These services include the following:

Domain Stutter

The Domainstutter technology offers clients rapid domain deployment with each domain having unique content automatically inserted into the site.  The system harnesses the power of cloud computing to enable clients the ability to deploy thousands of sites with minimal time and effort.

Clients can deploy thousands of domain host sites on an accelerated basis, with unique content, with virtually no effort due to use of the proprietary Domainstutter technology.

The practice of multiple domain name deployment is commonly known as domain parking and may also refer to an advertising practice known as parked domain monetization used primarily by domain name registrars and Internet advertising publishers to monetize Internet traffic visiting a parked or minimally developed domain name property.

The domain name will usually lead to a  web page containing advertising listings and links. These links will be targeted to the predicted interests of the visitor and may change dynamically based on the results that visitors click on. Usually the domain holder is paid based on how many links have been visited (e.g. pay per click or page view) and on how beneficial those visits have been. The keywords for any given domain name provide the type of profile that will determine the intent of the Internet traffic before arriving.

Domainstutters capability to deliver unique content to each individual domain automatically, allows the parked domain to better differentiate itself to search engines allowing for higher indexing and ratings resulting in higher traffic generation, which in turn leads to higher per domain revenue generation.

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

Staffing

Cloud Data Corporation has secured consultative relationships, incentivized, with key industry visionary leaders specialized in the cloud incubating space. These consulting relationships were selected based on a vision that will allow companies chosen to incubate within the umbrella organization of Cloud Data Corporation, providing the highest opportunity for growth and success

Employees

Brett Everett is our sole officer and one of our directors who serves on a full-time basis. Michael Lee is a director. None of our employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be good.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

Our common stock is considered a "penny stock". The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the Common stock, adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

Our common stock is a "low-priced" security or "penny stock" under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document, which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

The company continues to use significant amounts of cash for its business operations, which could result in us having insufficient cash to fund the company's operations and expenses under our current business plan.

The Company's liquidity and capital resources remain limited. There can be no assurance that the Company's liquidity or capital resource position would allow us to continue to pursue our current business strategy. Any fluctuations or downturn in the securities market could adversely affect the value of our outstanding securities. As a result, without achieving growth in our business along the lines we have projected, we would have to alter our business plan or further augment our cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. One or more of these actions would likely substantially diminish the value of its common stock.

A failure to successfully execute our strategy of acquiring other businesses to grow our company could adversely affect our business, financial condition, results of operations and prospects.

We intend to continue pursuing growth through the acquisition of companies or assets to expand our project skill-sets and capabilities, enlarge our geographic markets, add experienced management and increase critical mass to enable us to bid on larger contracts.  However, we may be unable to find suitable acquisition candidates or to complete acquisitions on favorable terms, if at all.  Moreover, any completed acquisition may not result in the intended benefits and involves a number of risks, including:

●	We may have difficulty integrating the acquired companies;

●	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

●	We may not realize the anticipated cost savings or other financial benefits we anticipated;

●	We may have difficulty applying our expertise in one market to another market;

●	We may have difficulty retaining or hiring key personnel, customers and suppliers to maintain expanded operations;

●	Our internal resources may not be adequate to support our operations as we expand, particularly if we are awarded a significant number of contracts in a short time period;

●	We may have difficulty retaining and obtaining required regulatory approvals, licenses and permits;

●

We may not be able to obtain additional equity or debt financing on terms acceptable to us or at all, and any such financing could result in dilution to our stockholders, impact our ability to service our debt within the scheduled repayment terms and include covenants or other restrictions that would impede our ability to manage our operations;

●	We may have failed to, or were unable to, discover liabilities of the acquired companies during the course of performing our due diligence; and

●	We may be required to record additional goodwill as a result of an acquisition, which will reduce our tangible net worth.

Any of these risks could prevent us from executing our acquisition growth strategy, which could adversely affect our business, financial condition, results of operations and prospects.

Interruptions to the data centers and broadband networks could disrupt business, and negatively impact customer demand for the company.

The Company's business depends on the uninterrupted operation at the datacenters and the broadband networks run by the various service providers. The data centers may suffer for loss, damage, or interruption caused by fire, power loss, telecommunications failure, or other events beyond the Company. Any damager failure that causes interruptions in the Company's operations could materially harm business, financial conditions, and results of operations.

In addition, the Company's services depend on the efficient operation of the Internet connections between customers and the data centers. The Company depends on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction and customers could be reluctant to use our Internet related services.

There is substantial uncertainty about the ability of microelectronics Technology Company to continue its operations as a going concern.

In their audit report, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to Microelectronics Technology Company, we believe that if we do not raise additional capital within 12 months, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations and you could lose your entire investment.

Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

Risks Related To Our Financial Condition

Since the company anticipates operating expenses will increase prior to earning revenue, we may never achieve profitability.

The Company anticipates increases in its operating expenses, without realizing any revenues from its business activities. Within the next 12 months, the Company will have costs related to: (i) business travel costs, (ii) purchase of hardware and market research, (iii) software development cost, (iv) website maintenance cost, (v) marketing campaign, and (vi) administrative expenses.

There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. We cannot provide investors with any assurance that our product will attract customers; generate sufficient operating revenues or ever achieve profitable operations. If we are unable to address these costs, there is a high probability that our business can fail, which will result in the loss of your entire investment.

If we do not obtain adequate financing, our business will fail, resulting in the complete loss of your investment.

If we are not successful in earning revenues once we have started our planned sales activities, we may require additional financing to sustain business operations. Currently, we do not have any arrangements for financing and we may be unable to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company’s ability to attract customers. The Company may be unable to access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

The company’s management could issue additional shares, since the company has 950,000,000 authorized common shares, diluting the current shareholders’ equity.

The Company has 950,000,000 common shares, of which 139,016,107are currently issued and outstanding.  The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 50,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. Furthermore, Brett Everett serves as our sole director and, therefore, has the ability to issue preferred stock without shareholder approval, especially in the event the offering is not subscribed sufficiently to constitute a majority of the issue and outstanding shares of common stock. As a result, our sole director could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell share of common stock at any reasonable price, if at all.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could put downward selling pressure on our common stock and adversely affect its market price.

We do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

Because we expect to incur losses in the future, failure to generate revenues will cause us to go out of business and your entire investment could be lost.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Our operating results may prove unpredictable, which could result in the complete loss of your investment.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our ability to generate enough working capital from future equity sales; the level of commercial acceptance by the public of our services; fluctuations in the demand for secure online storage; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, infrastructure and general economic conditions.

If realized, any of these factors could have a material adverse effect on our business, financial condition and operating results, which could result in the complete loss of your investment.

As the Company’s sole officer and our directors have other outside business activities, they may not be in a position to devote a majority of their time to the Company, which may result in periodic interruptions or business failure.

Mr. Everett our sole officer and a director, and Michael Lee a director, have other business interests and currently devote approximately 20 hours per week to our operations. Mr. Everett and Mr. Lee may have to arrange leave from their current occupations to travel around the US and may not be able to do so at the exact period needed and this could cause an interruption to the company’s planned services, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business requires more business time of our sole officer and directors, are prepared to adjust their timetables to devote more time to the Company’s business. However, they may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

Key management personnel may leave the Company, which could adversely affect the ability of the company to continue operations.

The Company is entirely dependent on the efforts of its sole officer and directors. The Company does not have an employment agreement in place with its sole officer and directors. Their departure or the loss of any other key personnel in the future could have a material adverse effect on the business. The Company believes that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service. However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and directors.

In the case if the Company is dissolved, it is unlikely that there will be sufficient assets remaining to distribute to the shareholders.

In the event of the dissolution of the Company, the proceeds realized from the liquidation of its assets, if any, will be distributed to the shareholders only after the claims of the Company’s creditors are satisfied.

Because we are small and have limited capital, our marketing campaign may not be sufficient to attract enough clients and we may not be able to assume significant additional costs to operate profitably. If we do not operate profitably, we may have to suspend or cease operations.

Because we are a small company, with limited capital, we must limit our marketing activities and may not be able to make our services known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. In addition, we may not be able to assume significant additional costs to operate. If we are unable to make any necessary change in the Company structure, do the proper negotiations with the developers or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease them entirely which could result in a total loss of your investment.

If we do not have adequate resources to market and sell our services and compete successfully with numerous companies that offer online storage on the cloud, our ability to attract customers will be harmed resulting in reduced revenues and increased operating costs.

Some of our competitors may have greater access to capital than we do and may use these resources to engage in aggressive advertising and marketing campaigns. The current prevalence of aggressive advertising and promotion may generate pricing pressures to which we must respond. We expect that competition will continue to increase, in cloud storage services, we might not be able to compete with large companies if they were to drive prices down for cloud storage.

Because we are a development stage company, we may be unable to gain any significant market acceptance for our services.

The Company’s growth strategy is substantially dependent upon its ability to market its services successfully to prospective clients. However, its planned services may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of the Company’s services to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

Because there are many similar products in the market, our products may not be able to distinguish themselves.

There are wide ranges of companies that offer similar services. If we are unable to distinguish our services and attract enough clients, it will affect or business negatively. We may have to suspend or modify our planed services strategy and our planed marketing strategy, which could result in suspending or ceasing operations resulting in a total loss of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1155 Camino Del Mar, Suite #172, Del Mar, CA 92104. The lease term is month to month. As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property. The Company does not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS

On March 22, 2007, the British Columbia Securities Commission (the “Commission") sent the Company an Order for Production of certain documents and records. In August and September 2007, the Commission issued three Halt Trade Orders to the Company because the Commission claimed it became aware of unsolicited electronic mail (spam) promoting the Company's securities. The Company has responded to all inquiries of the Commission and has advised the Commission that they were not involved in any way in the creation or dissemination of the spam, nor do they have any information as to its origin.

In April 2008, a legal action was brought by a third party against the Company alleging violations of the Pennsylvania Unsolicited Telecommunication Advertisement Act. The action, which sought total damages of approximately $7,100,was dismissed prior to June 30, 2008.

In July 2008, the Company received a letter from the attorney of the investor relations firm which received1,400 restricted shares of common stock that had been issued as partial compensation for certain specified investor relations services for a period of 3 months commencing March 1, 2008. The letter asserts that the Company is obligated to issue an additional 842 shares of common stock to the investor relations firm and failure todo so will result in legal action. The Company believes that it has meritorious defenses to any legal action brought.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. As of June 30, 2013, there are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

           Not Applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since March 2, 2007 under the symbol “AMXU”. On October 6, 2009, we changed our symbol to “CYTV”. On October 24, 2009, our symbol was changed to “MELY” to reflect our Company’s name change. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the past two fiscal years, our fiscal year end is June 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. There has been very limited trading activity in our common stock, and the prices quoted may not be a reliable indication of the value of our common stock.

Fiscal Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 – High	$0.048	0.045	0.05	0.013
2012 – Low	$0.010	0.008	0.004	0.004
2011 – High	$0.80	1.10	0.45	0.24
2011 – Low	$0.25	0.26	0.19	0.015

Record Holders

As of August 6, 2013, there were 140,816,106shares of the registrant’s $0.00001 par value common stock issued and outstanding and were owned by approximately 17 holders of record, based on information provided by our transfer agent.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

• a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

• a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
• a toll-free telephone number for inquiries on disciplinary actions;
• definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
• such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

• the bid and offer quotations for the penny stock;
• the compensation of the broker-dealer and its salesperson in the transaction;
• the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
• monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 950,000,000 shares of common stock, $0.00001 par value per share (“Common Stock”) and 50,000,000 shares of preferred stock, $0.00001 par value per share (“Preferred Stock”).

Recent Sales of Unregistered Securities

From January 1, 2013 to February 15, 2013, the holder of a convertible note converted a total of $39,000 of principal and interest into 6,246,397 shares of our common stock.

On May 16, 2013, the Company authorized and directed to amend and restate the Debt Settlement Agreement with Direct Capital Group, Inc.; whereby, the Company exchanged $165,000 in total outstanding debt into a Convertible Preferred share of the Company. In order to cancel, rescind, Direct Capital will return the preferred share to the Company. The Company will instead issue a convertible note in the amount of $165,000.00.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On June 21, 2013, the holder of a convertible note converted a total of $12,000 of principal and interest into 3,636,364 shares of our common stock.

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

Other than as previously disclosed, none.

Recent Issuances of Unregistered Securities Subsequent to our Fiscal Year end of June 30, 2013.

On August 20, 2013, the holder of a convertible note converted a total of $12,000 of principal and interest into 5,217,391 shares of our common stock.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated there under. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Preferred Stock

The number of shares of Common stock to which a share of our Convertible Preferred shares will convert into common shares of the Company will be determined by the board of directors of the Company. The Convertible Preferred shares will have voting rights equal to the amount of shares of our common stock that the Convertible Preferred shares are convertible into.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	June 30, 2013 $	June 30, 2012 $
Current Assets	5,328	7,742
Current Liabilities	651,100	564,540
Working Capital (Deficit)	(645,772)	(556,798)

Cash Flows

Results for the Year Ended June 30, 2013Compared to the Year Ended June 30, 2012

Revenues:

The Company’s revenues were $7,423 for the year ended June 30, 2013 compared to $nil in 2012. In addition, the Company also has $8,000 in management fee for the year ended June 30, 2013.  This represents an increase of $15,423.  The increase is directly attributable to the Company starting to commence marketing for its product and management fee.

Expenses:

The Company’s operating expenseswere$442,024 for the year ended June 30, 2013 compared to $214,689 in 2012.  This represents an increase of $227,335. The increase in cost of revenues is directly attributable to the increase in sales during 2013.

General and Administrative Expenses:

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.  For the year ended June 30, 2013, general and administrative expenses increased to $442,024 from $214,689 compared to the year ended June 30, 2012 representing an increase of $227,335.  This increase is the result of the Company growing its business

Loss from Operations:

For the twelve months ended June 30, 2013, our loss from operations increased by $211,912 to $426,601 from $214,689 in 2012.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through June 30, 2013.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $216,653.  There was no gain on derivative valuation or interest expense for the year ended June 30, 2012.

Net Loss:

Our net loss for the year ended June 30, 2013 was $643,254 compared to a net loss of $214,689 for the year ended June 30, 2012, an increase of $428,565.  The net loss is influenced by the matters discussed in the other sections of this MD&A.

Results for the Period from April 11, 2011 (Inception) through June 30, 2013

Revenues:

The Company’s revenues were $7,423 and $8,000 in management fee income for the year ended June 30, 2013 compared to $15,423for the period from inception to June 30, 2013.

Expenses

The Company’s operating expenses were $442,024 for the year ended June 30, 2013 compared to $686,313 for the period from inception to June 30, 2013.

General and Administrative Expenses.

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.  For the year ended June 30, 2013, general and administrative expenses was $442,024 compared to $686,313 for the period from inception to June 30, 2013.

Loss from Operations:

For the twelve months ended June 30, 2013, our loss from operationswas$426,601 compared to $670,890 for the period from inception to June 30, 2013.

Other Income (Expense):

Other expense for the period April 11, 2011 (inception) through June 30, 2013 was ($216,653).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through June 30, 2013.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $58,185.

Net Loss.

Net loss for the period April 11, 2011 (inception) through June 30, 2013was $887,543. The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of June 30, 2013, total current assets were $5,328, which consisted primarily of cash and accounts receivable.

As of June 30, 2013, total current liabilities were $651,100, which consisted primarily of accounts payable and accrued expenses, a loan from a related party, related party advances and convertible debentures. We had negative net working capital of $645,772 as of June 30, 2013.

During the period from April 11, 2011 (inception) through June 30, 2013, operating activities used cash of $313,663. The cash used inoperating activities related to general and administrative expenses,and non-cash items related to derivative instruments. Except for cash in the amount of $15,423 from sales of our products and management fee income, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

Intangible Assets

The Company’s intangible assets were $88,276 as of June 30, 2013.

Material Commitments

The Company’s material commitments were $0 as of June 30, 2013.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. As of June 30, 2013, we have an accumulated deficit of $887,543.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

F-0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROELECTRONICS TECHNOLOGY COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY )

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CONTENTS

June 30, 2013

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders' Deficit	F-5

Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-8

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Microelectronics Technology Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of Microelectronics Technology Company and Subsidiaries (“the Company”) as of June 30, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and for the period from April 11, 2011(inception) through June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of June 30, 2012 and for the year then ended were audited by other auditors, whose report dated September 28, 2012, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microelectronics Technology Company and Subsidiaries as of June 30, 2013 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton&Chia, LLP

Newport Beach, California

October 9, 2013

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheets

		June 30,	June30,
		2013	2012
	ASSETS
Current Assets
Cash		$ 4,683	$ 7,742
Accounts receivable		645	-
Total Current Assets		5,328	7,742
Non-current Assets
Equipment		10,392	10,440
Mineral claim acquisition costs		-	124,911
Intangible assets, net		88,276	140,000
Total Non-Current Assets		98,668	275,351

Total Assets		$ 103,996	$ 283,093

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities		141,977	242,604
Related party loans		102,991	73,916
Former related party loan		190,084	190,084
Stockholders' loans		4,540	4,540
Loan payable		4,975	53,396
Convertible notes payable, net of discount		107,185	-
Derivative liabilities		99,348	-
Total Current Liabilities		651,100	564,540
Stockholders’ Deficit
Preferred stock
Authorized: 50,000,000 shares, 0.00001 par value;
issued and outstanding: 110,001 shares as of June 30, 2013 and 2012		1	1
Common Stock:
Authorized: 950,000,000 shares, $0.00001 par value;
issued and outstanding: 139,016,107 and 124,133,345 shares as of June 30, 2013 and 2012, respectively.		1,390	1,241
Additional paid-in capital		377,447	-
Stock subscriptions receivable		(38,400)	(38,400)
Deficit accumulated in the development stage		(887,543)	(244,289)
Total Stockholders’ Deficit		(547,105)	(281,447)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 103,996	$ 283,093
Microelectronics Technology Company
A Development Stage Company)
Consolidated Statements of Operations

			Cumulative during the
			Development
			Stage
			from Inception
	For the years ended		(April 11, 2011)
	June 30,		to June 30,
	2013	2012	2013

Revenue	$ 7,423	$ -	$ 7,423
Management Fee Income – Related Party	8,000	-	8,000

Expenses
Advertising	73,130	79,198	164,328
Impairment of mineral claim	124,911	-	124,911
Amortization expense	51,724	-	51,724
Consulting fees	57,845	17,979	80,924
Management fees	60,000	60,000	130,000
Professional fees	29,178	30,412	60,834
Other General & Administrative	45,235	27,100	73,591
Total Expenses	442,024	214,689	686,313

Loss from Operations	(426,601)	(214,689)	(670,890)

Other Expenses
Change in fair value of derivative	93,087	-	93,087
Convertible debt discount	65,381	-	65,381
Interest expense	58,185	-	58,185
Total Other expenses	216,653	-	216,653
Loss before Income Taxes	(643,254)	(214,689)	(887,543)
Income Taxes	-	-	-
Net Loss	$ (643,254)	$ (214,689)	$ (887,543)

Net Loss per share,
basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding; basic and diluted	116,954,132	124,133,345

MICROELECTRONICS TECHNOLOGY, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Deficit Accumulated during the Development Stage	Total Shareholders' Equity
	Shares	Amount	Shares	Amount				
Balances, year end June 30, 2011	54,133,345	$ 541	110,000	$ 1	$ 177,858	$ (38,400)	$ (29,600)	$ 110,400
(Retroactive from the merger August 26, 2011, with Cloud Data Corp. Balances except stock are those of Cloud Data Corp, the accounting acquirer)								
Shares issued August 26, 2011 in reorganization at $0.002 per share	70,000,000	700	-	-	(177,858)	-	-	(177,158)
Net (loss) for the year	-	-	-	-	-	-	(214,689)	(214,689)
Balances June 30, 2012	**124,133,345**	**$ 1,241**	**110,000**	**$ 1**	**$ -**	**$ (38,400)**	**$ (244,289)**	**$ (281,447)**
Conversion of promissory notes to stock January 25, 2013 - February 15, 2013	6,246,397 -	62	-	-	38,938	-	-	39,000
Elimination of derivative liabilities January 25, 2013 - February 15, 2013	-	-	-	-	107,646	-	-	107,646
Elimination of debt	-	-	-	-	32,316	-	-	32,316
Conversion of promissory notes to stock June 21, 2013	3,636,364 -	36	-	-	11,963	-	-	11,999
Elimination of derivative liabilities June 21, 2013	-	-	-	-	21,474	-	-	21,474
Conversion of loan to preferred stock	-	-	1	0.01	165,000	-	-	165,000
Conversion of loan to common stock	16,000,000	160	-	-	-	-	-	160
Retired stock	(11,000,000)	(110)	-	-	110	-	-	-
Net (loss) for the year	-	-	-	-	-	-	(643,254)	(643,254)
Balances for June 30, 2013	**139,016,106 $**	**1,390**	**110,001 $**	**1 $**	**377,447 $**	**(38,400) $**	**(887,543) $**	**(547,105)**

For the year ended June 30, 2013	For the year ended June 30, 2012	Cumulative during the Development Stage from Inception (April 11, 2011) to June 30, 2013)
Operating Activities			
Net Loss	(643,254)	(214,689)	(887,543)
Adjustments to reconcile Net loss to net cash provided by (used in) operations:			
Convertible debt issued for services rendered	32,316	-	32,316
Amortization expense	51,724		51,724
Interest expense	58,236	-	58,236
Change in derivative liabilities	93,086	-	93,086
Amortization of debt discount	65,381	-	65,381
Depreciation	5,210	509	5,719
Asset for impairment charges	124,911	-	124,911
Adjustments in reorganization		61,475	61,475
Change in operating assets and liabilities:			
Accounts receivable	(645)	386	(259)
Prepaid expenses	-	668	668
Accounts payable and accrued expenses	(100,628)	198,498	79,265
Net cash provided by (used in) Operating Activities	(313,663)	46,847	(315,020)
Investing Activities			
Acquision of equipment	(5,162)	(10,949)	(16,111)
Acquisition of mineral claims		(124,911)	(124,911)
Acquision of intangible assets	-	(140,000)	(140,000)
Net cash provided by (used in) Investing Activities	(5,162)	(275,860)	(281,022)
Financing Activities			
Proceeds from issuance of common stocks	160	700	1,584
Proceeds of notes payable	170,000	-	170,000
Proceeds of loan from Direct Capital	145,606	48,421	194,027
Payments to Shareholders' loans	-	4,540	4,540
Proceeds of loan from Drake Group	-	4,975	4,975
Proceeds of loan from related parties	-	-	73,916
Former Related party loan	-	177,585	190,084
Stock subscriptions receivable	-	-	(38,400)
Net cash provided by (used in) Financing Activities	315,766	236,221	600,726
Net increase in cash	(3,059)	7,208	4,683
Cash at beginning of period	7,742	534	-
Cash at end of period	$ 4,683	$ 7,742	$ 4,683
Supplemental cash flow information			
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash investing and financing activities			
Acquisition of intangible asset	$ -	$ 140,000	$ 140,000
Preferred stock issued for debt settlement	$ 165,000	$ -	$ -
Net asset adjustment in reorganization	$ -	$ 177,585	$ 177,858

F-0

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2013

Note 1 –Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cloud Data Corporation, a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is June 30.

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

Note 3 - Summary of Significant Accounting Policies

a)Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

b)Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares

F - 8

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2013

outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. The Company has no cash equivalents as of June 30, 2013 and 2012.

d)Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, convertible notes payable, due to related parties and due to former related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature or relatively short maturity dates.

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

F - 8

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2013

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

F - 12

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2013

reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment ina foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) withina foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard are effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our consolidated financial statements.

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

j)  Development Stage Company

The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as April 11, 2011. Since inception, the Company has incurred an operating loss of $887,543. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has

F - 12

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2013

provided financial data since April 11, 2011 in the consolidated financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

k)  Going Concern

The Company is in the development stage and has not generated any revenues and has incurred losses of $887,543 since inception April 11, 2011. At June 30, 2013, the Company had $4,683 cash and $651,100 in current liabilities. Further, the Company incurred a loss of $643,254 for the year ended June 30, 2013. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the table below:

Net book value of the Company’s net assets acquired
Cash	$505
Amounts receivable	386
Prepaid expenses	668
Mineral claims acquisition costs	124,912
Accounts payable	(47,403)
Due to related parties	(73,916)

Due to former related party	(190,084)
Net assets	$(184,750)

Adjustment to stockholders’ equity
Reduction to additional paid-in capital	$(177,858)
Increase in common stock at par value	700
Adjustment to accumulated deficit	(7,592)
Net asset adjustment to equity	$(184,750)

Note 5 – Intangible Asset

On August 25, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto-host thousands of domains per server and propagate them with unique content.  The Company expects the initial software to bring value to the Company for the first five years of its service and as such the software is classified as a definitive asset and is amortized over a 5-year period. As of June 30, 2013, the accumulated amortization is $51,724 and the carrying value is $88,276.

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

On March 22, 2013, the Company decided to no longer support mineral claims and therefore took an asset impairment charge equal to the amount of the mineral claims of $124,911.

F - 15

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2013

Note 7 – Related Party Transactions

On August 25, 2011, the Company acquired 100% of the outstanding shares of Cloud Data Corporation in exchange for 70,000,000 common shares of the Company (Note 4 and Note 5). The acquisition was considered a related party transaction as the Company’s President and Director was also the President and Director of Cloud Data.

As of June 30, 2013 and 2012, the related party loan amount is $102,991 and $73,916 respectively.

Included in amounts due to related parties as of June 30, 2012 is $73,916 owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light. The remaining balance of $29,075 is due to Direct Capital. The amount is unsecured, non-interest bearing and is due on demand.

The Company is indebted to shareholders for $4,540 as at June 30, 2013 and 2012, which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As ofJune 30, 2013 and 2012, $190,084 is due to former related party who is a Company’s former President and Director of the Company who resigned in June 2007. These amounts are non-interest bearing, unsecured and have no specific terms of repayment.

Note 9 – Convertible Notes Payable

	June 30,	June 30,
	2013	2012
Asher Note #1	-	-
Asher Note #2	20,500	-
Asher Note #3	32,500	-
Asher Note #4	37,500	-
Gel Properties, LLC	30,000	-
	$ 120,500	$ -
Debt discount	(16,400)	-
Accrued interest	3,085	-
	$ 107,185	$ -

Asher Note #1

On July 17, 2012, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”). Under the terms of the Asher Note, the Company has borrowed a total of $37,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of April 19, 2013. The Asher Note also contains customary events of default.

During the year ended June 30, 2013 the Company accrued $1,500 (2012 - $nil) in interest expense.

F - 15

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2013

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $69,144 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the

F - 17

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2013

term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2013 the Company recorded a loss of $38,502 (2012 - $nil) due to the change in value of the derivative liability during the year.

During the year ended June 30, 2013, the Company issued an aggregate of 6,246,397 common shares upon the conversion of the principal and interest balance of the note into common stock. At that time the balance of debt discount of $69,144 was charged to the statement of operations and the remaining balance of the derivative liability amounting to $107,646 was re-classified to additional paid in capital.

Asher Note #2

On December 12, 2012, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of September 14, 2013.  The Asher Note also contains customary events of default.

During the year ended June 30, 2013 the Company accrued $1,341 (2012 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $66,237 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2013, the Company recorded a loss of $54,585 (2012 - $nil) due to the change in value of the derivative liabilityduring the year.

During the year ended June 30, 2013, the Company issued an aggregate of 3,636,364 common shares upon the conversion of $12,000 in principal of the note into common stock. At that time $41,344 of the debt discount was charged to the statement of operations and the remaining balance of the derivative liability amounting to $21,474 was re-classified to additional paid in capital.

Asher Note #3

On January 30, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of November 1, 2013.  The Asher Note also contains customary events of default.

Asher Note #4

On April 12, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $37,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of January 16, 2014.  The Asher Note also contains customary events of default.

Gel Properties, LLC

F - 17

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2013

On June 28, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $30,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of June 28, 2014.  The note also contains customary events of default.

During the year ended June 30, 2013 the Company accrued $10 (2012 - $nil) in interest expense.

Note 10 – Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s commonstock price.

During the year ending June 30, 2013, $49,500 of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

June 30,
2013
Balance, beginning of year	$ -
Initial recognition of derivative liability	135,381
Fair value change in derivative liability	93,087
Conversion of derivative liability to APIC
Asher Note #1	(107,646)
Asher Note #2	(21,474)
Balance as of June 30, 2013	$ 99,348

Note 11 – Common Stock

On August 26, 2011, the Company issued 70,000,000 shares at $0.002 per share pursuant to a Share Exchange Agreement with Cloud Date Corporation. An intangible asset of $140,000 was recorded.

From January 1, 2013 to March 31, 2013, the holders of a convertible notes converted a total of $39,000 of principal and interest into 6,246,397 shares of common stock.

On March 13, 2013, the Company issued 6,000,000 shares of common stock to settle debt of $60.  These shares were then retired on April 23, 2013

On May 22, 2013, the Company issued 10,000,000 shares of common stock to settle debt of $100.  Of the shares issued, 5,000,000 were retired on June 27, 2013.

From April 1, 2013 to June 30, 2013, the holders of a convertible notes converted a total of $12,000 of principal into 3,636,364 shares of common stock.

As at June 30, 2013 the Company has authorized 950,000,000 shares of common stock, of which 139,016,107 shares are issued and outstanding.

F - 17

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of June 30, 2013

Note 12 –Preferred Stock

On May 24, 2013, the Company issued one share of preferred stock to settle debt of $165,000.

As at June 30, 2013, the Company has authorized 50,000,000 shares of preferred stock, of which 110,001 shares are issued and outstanding.

Note 13 – Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-6, Accounting for Uncertainty in Income Taxes, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2013, we had net operating loss carry forwards of $(887,543) and a deferred tax asset of $301,765 using the statutory rate of 34%. The net operating loss carry forwards may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a loss valuation allowance of $301,765 as of June 30, 2013.

	June 30,
	2013	2012
Deferred Tax Asset	$ 301,765	$ 72,994
Valuation Allowance	(301,765)	(72,994)
Deferred Tax Asset (Net)	$ -	$ -

F - 17

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

Since the Company’s inception on April 11, 2011, through its most recent fiscal year ended June 30, 2012, and subsequent interim periods preceding this change of independent auditors, the Company is not aware of any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company is not aware of any reportable events (as defined in Item 304(a)(iv) or (v) of Regulation S-K) that have occurred during the two most recent fiscal years and the interim periods preceding the dismissal of the Former Accountant.

The Company has engaged the firm of Anton Chia, (the “New Accountant”), as its new principal independent accountant effective February 14, 2013, to audit our financial records. During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that the Company considered an important factor in reaching a decision as to the accounting or financial reporting issue; or any matter that was either the subject of a disagreement or event (as defined in Item 304(a)(iv) or (v) of Regulation S-K).

A copy of the Former Accountant’s letter provided to the Company was filed with the SEC on our Quarterly Report, dated February 14, 2013.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer, director and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, inadequate segregation of duties consistent with control

24

objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer, who also serves as our Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending June 30, 2013,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

On June 28, 2013, the Company executed an Unsecured Promissory Note with Gel Properties, LLC (the “Gel Note”).  Under the terms of the Gel Note, the Company has borrowed a total of $30,000.00, which accrues interest at an annual rate of 6% and has a maturity date of June 28, 2014.  The Gel Note also contains customary events of default.

On July 31, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group Inc. Under the terms of the note, the Company pays the holder a total of $11,000.00, which accrues interest at an annual rate of 8% and has a maturity date of February 1, 2014.

On August 31, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group Inc.  Under the terms of the note, the Company pays the holder a total of $11,000.00, which accrues interest at an annual rate of 8% and has a maturity date of March 1, 2014.

On September 30, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group Inc. Under the terms of the note, the Company pays the holder a total of $11,000.00, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2014.

On September 30, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group Inc.  Under the terms of the note, the Company pays the holder a total of $46,215.40. which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2014.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Brett Everett	35	President, Treasurer, Secretary, & Director	November 2, 2011
Michael Lee	59	Director	May 5, 2009

The Board of Directors has no nominating, audit or compensation committee at this time.

26

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Brett Everett - From February 2008 to the present, Mr. Everett has worked as an asset manager for First Capital Financial Group, Inc., where he manages real estate portfolios. Mr. Everett is also the founder and President of First Capital Group, Inc. where he created online, marketing, and direct mail marketing campaigns for the company. Mr. Everett has a Bachelor’s of Arts in Public Administration from San Diego State University.

Michael Lee - Mr. Lee, is a professional accountant and a member of the Association of Chartered Certified Accountants - U.K. Michael has more than 30 years of management, accounting and auditing experience in various corporations. Michael is the Chief Financial Officer of President Corporate Group since August 1st, 2007. He is responsible for the preparation of financial statements and reports and compliance with the filings to SEC. He is proficient with the US and Canadian GAAP. Prior to this, he worked as an auditor with Crown Plaza Hotel Georgia from October 1999 to January 2007.

Identification of Significant Employees

We have no significant employees, other than Brett Everett, our President, Chief Executive Officer, and Director and Michael Lee our Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan

26

association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(4)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(6)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(7)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial officer.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

28

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2013, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended June 30, 2013 and 2011. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brett Everett (1) President, CEO, CFO, Secretary, Treasurer and Director	2012	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Lee Director (1)(2)	2012	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

(1) The Company’s officer and directors currently devote approximately 20 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Microelectronics Technology Company and the research and development associated with expanding the Company to new markets. Mr. Everett is the President, Secretary, Treasurer and a Director of the Company and Mr. Lee is the Director of the Company. (2) Mr. Lee was appointed as a Director on May 5, 2009, and is not compensated as a director.	(3)

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended June 30, 2013.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 6, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Brett Everett 14 MONARCH BAY PLAZA MONARCH BAY, CALIFORNIA 92629	Common	-0-	0%
Michael Lee 14 MONARCH BAY PLAZA MONARCH BAY, CALIFORNIA 92629	Common	-0-	-0-
All Officers and Directors as a Group	Common	-0-	0%
5% Shareholders
Drake Group AGGeneva Airpark 4 Ch Des Papillions 1213 Cointrin, Switzerland	Common	9,525,600	6.76%
Rancho Capital Management Inc. 2195 San Deguito Dr. Del Mar, CA 92014	Common	19,300,000	13.70%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 140,816,106 issued and outstanding shares of common stock as of August 6, 2013.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

30

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Brett Everett is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

		Year Ended June 30, 2013		Year Ended June 30, 2012
Audit fees		$14,078		$36,597
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$
Total		$14,078		$36,597

Audit Fees

During the fiscal years ended June 30, 2013, we incurred approximately $14,078 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended June 30, 2013.

During the fiscal year ended June 30, 2012, we incurred approximately $36,597 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2012

32

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil and $nil, respectively.

PART IV

ITEM 15.EXHIBITS.

(a)Exhibits

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
10.9 10.10 10.11 10.12 10.13 10.14 10.15

Convertible Redeemable Note Agreement by and between the Company and Direct Capital Group, Inc., dated May 16, 2013.

Contract Agreement by and between Cloud Data Filed herewith and James Oakley dated Feb 1, 2012.

Contract Agreement by and between Cloud Data Filed herewith and Shone Anstey, dated Feb 1, 2012.

Convertible Promissory Note entered into between the Filed herewith by and between Company and Direct Capital dated July 31, 2013.

Convertible Promissory Note entered into between the Filed herewith by and between Company and Direct Capital dated August 31, 2013.

Convertible Promissory Note entered into between the Filed herewith by and between Company and Direct Capital dated September 30, 2013.

Convertible Promissory Note entered into between the Filed herewith by and between Company and Direct Capital dated September 30, 2013.

Filed herewith.
14.1	Code of Ethics	Filed with the SEC on August 11, 2006 as part of our Annual Report on Form 10-KSB.
16.1	Representative Letter from Moen & Company, LLP	Filed with the SEC on September 15, 2006 as part of our Current Report on Form 8-K/A
16.2	Representative Letter from Michael T. Studer, C.P.A., P.C.	Filed with the SEC on May 14, 2009 as part of our Current Report on Form 8-K/A.
16.3	Representative Letter from Moore and Associates	Filed with the SEC on August 11, 2009 as part of our Current Report on Form 8-K.
16.4	Representative Letter from Michael T. Studer, C.P.A., P.C.	Filed with the SEC on December 7, 2009 as part of our Current Report on Form 8-K.
16.5	Representative Letter from Manning Elliott LLP	Filed with the SEC on February 7, 2012 as part of Current Report on Form 8-K.
16.6	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROELECTRONICS TECHNOLOGY COMPANY

Dated: October 15, 2013

/s/ Brett Everett

By: Brett Everett

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: October 15, 2013

/s/ Brett Everett

Brett Everett– Director

Dated: October 15, 2013

/s/ Michael Le

Brett Everett–Director

