Form 10-Q
period 2013-09-30
MICROELECTRONICS TECHNOLOGY Co
filed 2013-11-19
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 17, 2013, there were 196,033,497 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

ITEM 1.FINANCIAL STATEMENTS

MICROELECTRONICS TECHNOLOGY COMPANY

(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2013 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)

5

Condensed Consolidated Statements of Operations (unaudited)

6

Condensed Consolidated Statements of Cash Flows (unaudited)

7

Notes to the Condensed Consolidated Financial Statements (unaudited)

9

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheet
September 30, 2013 (unaudited) and June 30, 2013

	September 30,	June 30,
	2013	2013
ASSETS	(Unaudited)
Current Assets
Cash	$ 1,481	4,683
Accounts receivable	466	645
Total Current Assets	1,947	5,328
Non-Current Assets
Equipment	15,530	10,392
Mineral claim acquisition costs	-	-
Intangible assets	88,276	88,276
Total Non-Current Assets	103,806	98,668

TOTAL ASSETS	$ 105,753	$ 103,996

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 150,558	141,977
Related party loans	63,369	102,991
Former related party loan	190,084	190,084
Stockholders' loans	4,540	4,540
Loan payable	4,975	4,975
Notes payable, net of discount	77,410	107,185
Derivative liabilities	119,333	99,348
Total Current Liabilities	610,269	651,100
Stockholders' Deficit
Preferred stock
Authorized: 200,000,000 shares, $0.00001 par value;
issued and outstanding: 110,001 shares as of
September 30, 2013 and June 30, 2013	1	1
Common Stock:
Authorized: 950,000,000 shares, $0.00001 par value;
issued and outstanding: 196,033,497 and 139,016,107
shares as of September 30, 2013 and June 30, 2013, respectively	1,960	1,390
Additional paid-in capital	529,031	377,447
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(997,109)	(887,543)
Total stockholders' Deficit	(504,516)	(547,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 105,753	$ 103,996

Microelectronics Technology Company
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
			Cumulative
			during the
			Development
			Stage
			from Inception
	For the three months ended		(April 11, 2011)
	September 30,		to September 30,
	2013	2012	2013
Revenue	$ 3,846	$ -	$ 11,269

Management Fee Income - Related Party	-	-	8,000

Expenses
Advertising	18,000	18,452	182,328
Amortization expense	-	-	51,724
Impairment of mineral claims	-	-	124,911
Consulting fees	14,442	12,546	95,365
Management fees	15,000	15,000	145,000
Professional fees	9,950	1,311	70,784
Other General & Administrative	17,871	15,328	91,462
Total Expenses	75,263	62,637	761,576

Loss from Operations	(71,417)	(62,637)	(742,307)

Other Expenses
Change in fair value of derivative	70,792	-	(22,295)
Convertible debt discount	(50,616)	-	(115,997)
Interest expense	(58,325)	(529)	(116,510)
Total Other Expenses	(38,149)	(529)	(254,802)

Loss before Income Taxes	(109,566)	(63,166)	(997,109)

Income Taxes	-	-	-

Net Loss	(109,566)	(63,166)	(997,109)

Net Loss per share, basic and diluted	$ (0)	$ (0)

Weighted average number of shares
outstanding; basic and diluted	151,172,769	124,133,345

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Statement of Cash Flow
			Cumulative
			during the
			Development
			Stage
	For the three months		from Inception
	ended		(April 11, 2011)
	September 30		to
	2013	2012	September 30, 2013)
Operating Activities
Net Loss	(109,566)	(214,689)	(997,109)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Convertible debt issued for services rendered	-	-	32,316
Amortization expense	-	-	51,724
Interest expense	58,325	-	116,561
Change in derivative liabilities	(70,792)	-	22,295
Amortization of debt discount	50,616	-	115,997
Depreciation	1,099	509	6,818
Impairment of mineral claims	-	-	124,911
Adjustments in reorganization	-	61,475	61,475
Change in operating assets and liabilities:
Accounts receivable	179	386	(80)
Prepaid expenses	-	668	668
Accounts payable and accrued expenses	8,580	198,498	87,845
Net cash provided by (used in) Operating Activities	(61,559)	46,847	(376,579)
Investing Activities
Acquisition of equipment	(6,237)	(10,949)	(22,349)
Acquisition of mineral claims	-	(124,911)	(124,911)
Acquisition of intangible assets	-	(140,000)	(140,000)
Net cash provided by (used in) Investing Activities	(6,237)	(275,860)	(287,260)
Financing Activities
Proceeds of issuance of common stocks	-	700	1,584
Proceeds of notes payable	104,215	-	274,215
Payments to Shareholders' loans	-	4,540	4,540
Proceeds of loan from Drake Group	-	4,975	4,975
Proceeds of loan from related parties	(39,622)	48,421	228,321
Former related party loan	-	177,585	190,084
Stock subscriptions receivable	-	-	(38,400)
Net cash provided by (used in) Financing Activities	64,593	236,221	665,319

Net increase (decrease) in cash	(3,202)	7,208	1,481

Cash at beginning of period	4,683	534	-

Cash at end of period	$ 1,481	$ 7,742	$ 1,481

Supplemental cash flow information
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash Investing and Financing Activities
Acquisition of intangible asset	$ -	$ 140,000	$ 140,000
Preferred stock issued for debt settlement	$ -	$ -	$ 165,000
Net asset adjustment in reorganization	$ -	$ 177,858	$ 177,858

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of September 30, 2013

(Expressed in US Dollars)

Note 1 –Basis of Presentation

These unaudited interim financial statements as of and for the three months ended September 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America and are expressed in US dollars. All adjustments are of a normal recurring nature. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cloud Data Corporation, a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is June 30.

These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s fiscal year end June 30, 2013 Form 10-K report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three-month period ended September 30, 2013 are not necessarily indicative of results for the entire year ending June 30, 2014.

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

b) Basic and Diluted Loss Per Share

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company has no cash equivalents as of September 30, 2013 and June 30, 2013.

d) Financial Instruments

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

e) Mineral Property Costs

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

f) Income Taxes

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

j)  Development Stage Company

The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as April 11, 2011. Since inception, the Company has incurred an operating loss of $997,109. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since April 11, 2011 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

k)  Going Concern

The Company is in the development stage and has generated $11,269 in revenues and has incurred a net loss of $997,109 since inception April 11, 2011. At September 30, 2013, the Company had $1,947 in current assets and $610,269 in current liabilities. Further, the Company incurred a loss of $109,566 for the three months ended September 30, 2013. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

Note 5 – Intangible Asset

On August 25, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto-host thousands of domains per server and propagate them with unique content.  The Company expects the initial software to bring value to the Company for the first five years of its service and as such the software is classified as a definitive asset and is amortized over a 5-year period. As of September 30, 2013, the accumulated amortization is $51,724 and the carrying value is $88,276.

Note 6 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely three mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,911 purchase consideration in the First Light transaction was allocated to the three mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the three mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of September 30, 2013. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

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

As of September 30, 2013, $63,369is due to related parties.  Included in amounts due to related parties is $10,911 owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light.

The Company is indebted to shareholders for $4,540 as of September 30, 2013, which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As of September 30, 2013, $190,084 was due to former related party who is the Company’s former President and Director who resigned in June 2007. This amount is on-interest bearing, unsecured and has no specific terms of repayment.

Note 9 – Convertible Notes Payable

	September 30,	June 30,
	2013	2013
Note #2	8,500	20,500
Note #3	32,500	32,500
Note #4	37,500	37,500
Note #5	16,400	30,000
Note #6	25,000	-
Note #7	11,000	-
Note #8	11,000	-
Note #9	11,000	-
Note #10	46,215	-
	$ 199,115	$ 120,500
Debt discount	(127,045)	(16,400)
Accrued interest	5,340	3,085
	$ 77,410	$ 107,185

Asher Note #2

On December 12, 2012, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of September 14, 2013.  The Asher Note also contains customary events of default.   During the three month period ended September 30, 2013, the Company accrued $171 (three month period ended September 30, 2012 - $nil) in interest expense.

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

During the three month period ended September 30, 2013, the Company recorded a gain of $67,423 (three month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $16,400 (three month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

During the three month period ended September 30, 2013, the Company issued 5,217,391 common shares upon the conversion of $12,000 of the principal balance and $20,267 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at September 30, 2013, accrued interest of $1,512 (September 30, 2012 - $nil), debt discount of $nil (September 30, 2012 - $nil) and a derivative liability of $11,658 (September 30, 2012 - $nil) was recorded.

Asher Note #3

On January 30, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of November 1, 2013.  The Asher Note also contains customary events of default.   During the three month period ended September 30, 2013, the Company accrued $655 (three month period ended September 30, 2012 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $48,237  being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three month period ended September 30, 2013, the Company recorded a gain of $3,663 (three month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $21,436 (three month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

As at September 30, 2013, accrued interest of $1,731 (September 30, 2012 - $nil), debt discount of $11,064 (September 30, 2012 - $nil) and a derivative liability of $44,574 (September 30, 2012 - $nil) was recorded.

Asher Note #4

On April 12, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $37,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of January 16, 2014.  The Asher Note also contains customary events of default.  During the three month period ended September 30, 2013, the Company accrued $756 (three month period ended September 30, 2012 - $nil) in interest expense.

Gel Properties, LLC Note #5

On June 28, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $30,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of June 28, 2014.  The note also contains customary events of default.  During the three month period ended September 30, 2013, the Company accrued $454 (three month period ended September 30, 2012 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $45,055  being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three month period ended September 30, 2013, the Company recorded a loss of $5,778 (three month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $7,726 (three month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

During the three month period ended September 30, 2013, the Company issued 6,800,000 common shares upon the conversion of $13,600 of the principal balance and $27,072 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at September 30, 2013, accrued interest of $464 (September 30, 2012 - $nil), debt discount of $22,274 (September 30, 2012 - $nil) and a derivative liability of $23,761 (September 30, 2012 - $nil) was recorded.

JMJ Financial Note #6

On July 18, 2013, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company has borrowed a total of $25,000 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the issue date, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of July 18, 2014.  The note also contains customary events of default.  During the three month period ended September 30, 2013, the Company accrued $nil (three month period ended September 30, 2012 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $44,824  being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three month period ended September 30, 2013, the Company recorded a gain of $5,484 (three month period ended September 30, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $5,068 (three month period ended September 30, 2012 - $nil) was accreted to the statement of operations.

As at September 30, 2013, accrued interest of $nil (September 30, 2012 - $nil), debt discount of $19,932 (September 30, 2012 - $nil) and a derivative liability of $39,340 (September 30, 2012 - $nil) was recorded.

Direct Capital Group Note #7

On July 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended September 30, 2013, the Company accrued $147 (September 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended September 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (September 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Direct Capital Group Note #8

On August 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended September 30, 2013, the Company accrued $72 (September 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended September 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (September 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Direct Capital Group Note #9

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended September 30, 2013, the Company accrued $nil (September 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended September 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (September 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Direct Capital Group Note #10

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $46,215.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended September 30, 2013, the Company accrued $nil (September 30, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended September 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $46,215 (September 30, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 10 – Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s commonstock price.

During the three month period ending September 30, 2013, $25,600 of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

September 30,
2013
Balance, beginning of year	$ 99,348
Initial recognition of derivative liability	138,116
Fair value change in derivative liability	(70,992)
Conversion of derivative liability to APIC
Note #2	(20,267)
Note #5	(27,072)
Balance as of September 30, 2013	$ 119,133

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

From April 1, 2013 to June 30, 2013, the holders of convertible notes converted a total of $12,000 of principal into 3,636,364 shares of common stock.

From July 1, 2013 to September 30, 2013, the holders of convertible notes converted a total of $25,600 of principal into 12,017,391 shares of common stock.

From September 19, 2013 to September 26, 2013, 1 Convertible Preferred share was converted to 45,000,000 shares of common stock.

As of September 30, 2013 the Company has authorized 950,000,000 shares of common stock, of which 196,033,497 shares are issued and outstanding.

Note 12 –Preferred Stock

From September 19, 2013 to September 26, 2013, 1 Convertible Preferred share was converted to 45,000,000 shares of common stock.

As at September 30, 2013, the Company has authorized 200,000,000 shares of preferred stock, of which 110,001 shares are issued and outstanding.

Note 12 – Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	September 30,
	2013	2012
Operating loss for the three months ended September 30	$ (109,566)	$ (63,166)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (37,252)	$ (21,476)
Unrecognized tax loses	(37,252)	(21,476)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $997,109 for tax purposes which will expire in 2025 if not utilized beforehand.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2013 $	June 30, 2013 $
Current Assets	1,947	5,328
Current Liabilities	610,269	651,100
Working Capital (Deficit)	(608,322)	(645,772)

Cash Flows

	September 30, 2013 $	September 30, 2012 $
Cash Flows from (used in) Operating Activities	(61,559)	46,847
Cash Flows from (used in) Financing Activities	64,593	236,221
Cash Flows from (used in) Investing Activities	(6,237)	(275,860)
Net Increase (decrease) in Cash During Period	(3,202)	7,208

Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Operating Revenues

The Company’s revenues for the three months ended September 30, 2013, and September 30, 2012, were $3,846and $nil, respectively.

Expenses

The Company’s operating expenses for the three months ended September 30, 2013, and September 30, 2012, were $75,263and $62,637, respectively.

Net Loss from Operations

The Company’s net loss from operations for the three months ended September 30, 2013, and September 30, 2012, was $71,417and $62,637, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013, and September 30, 2012, were $75,263and $62,637, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The increase was primarily attributable to an increase in consulting fees appropriate for normal operations.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2013, and September 30, 2012, were $(38,149) and $(529).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss

Net loss for the three months ended September 30, 2013, was $109,566 compared with a net loss of $63,166 for the three months ended September 30, 2012.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Period from April 11, 2011(inception of development stage) Through September 30, 2013.

Operating Revenues

The Company’s revenues for the period from April 11, 2011(inception of development stage) throughSeptember 30, 2013 were $19,269

Expenses

The Company’s operating expensesfor the period from April 11, 2011, (inception of development stage) through September 30, 2013, were $761,576.

Net Loss from Operations

The Company’s net loss from operationsfor the period from April 11, 2011, (inception of development stage) through September 30, 2013, was $742,307.

General and Administrative Expenses

General and administrative expenses for the period from April 11, 2011, (inception of development stage) through September 30, 2013, were $761,576.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, and professional fees appropriate for being a public company.

Other Income (Expense):

Other income (expenses) for the period from April 11, 2011 (inception of development stage) through September 30, 2013, were $(254,802).

Net Loss

Net loss for the period from April 11, 2011, (inception of development stage) through September 30, 2013, was $997,109.

Liquidity and Capital Resources

As of September 30, 2013, the Company had a cash balance and asset total of $1,481 and $105,753 respectively, compared with $4,683 and $103,996 of cash and total assets, respectively, as at June 30, 2013. The decrease in cash was due to normal operating activities whereas the increase in total assets was due to the purchase of inventory for operations.

As of September 30, 2013, the Company had total liabilities of $610,269 compared with $651,100 as at June 30, 2013. The decreasein total liabilities was attributed to the decrease in accounts payable and accrued liabilities.

The overall working capital increasedfrom $645,772deficit at June 30, 2013, to $608,322 deficit at September 30, 2013.

Cashflow from Operating Activities

During the three monthsended September 30, 2013, cash used in operating activities was $(61,559) compared to $46,847for the three monthsended September 30, 2012. The increase in the amounts of cash used for operating activities was primarily due to interest expense, an increase in accounts payable and the net loss.

Cashflow from Investing Activities

During the three monthsended September 30, 2013, cash used in investing activities was $(6,237) compared to $(275,860)for the three months ended September 30, 2012. This change is due to the Company deciding to no longer support mineral claims and therefore took an asset impairment charge equal to the amount of the mineral claims of $124,911.

Cashflow from Financing Activities

During the three months ended September 30, 2013, cash provided by financing activity was $64,593 compared to $236,221 for the three months ended September 30, 2012.The decrease in cash provided by financing activities is due to decrease in Related Partyloans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures(G&A)

An evaluation was performed under the supervision and with the participation of our management who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the end of this period covered by this report to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, the Company’s management identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and the Company has initiated, or plans to initiate, a series of certain measures to address these material weaknesses.  The Company is working as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

From July 1, 2013 to September 30, 2013, the holder of  convertible notes converted a total of $25,600 of principal and interest into 12,017,391 shares of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Previous Independent Registered Public Accounting Firm

1.	On October 21, 2013, Anton & Chia LLP (“Anton & Chia”) resigned as independent auditor of the Company.

2.

The reports of Anton & Chia on the Company’s consolidated unaudited financial statements for the audit as of June 30, 2013, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

3.	The board of directors of the Company represented by the board of directors discussed the resignation with Anton & Chia and reluctantly accepted such resignation.

4.

During the Company's most recent interim periods, and any subsequent interim period preceding the resignation on October 21, 2013, there were no disagreements between the Company and Anton & Chia on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Anton & Chia, would have caused Anton & Chia to make reference to the subject matter of the disagreement(s) in connection with his reports.

5.

The Company has provided Anton & Chia with a copy of the disclosures it is making in response to this Item.  The Company has requested Anton & Chia to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree.  The Company has filed the letter furnished by Anton & Chia as an exhibit to our Current Report on Form 8-K filed on October 25, 2013.

New Independent Registered Public Accounting Firm

As of the date this report, the registrant has engaged a new independent accountant, W. T. Uniack & Co., CPA’s, P.C.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
3.2	Bylaws	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
10.1	Joint Venture Agreement by and between the Company and Beijing HuaJu Net Media Technology Co., Ltd., dated March 16, 2007	Filed with the SEC on March 19, 2007 as part of our Current Report on Form 8-K.
10.2	Share Purchase Agreement, by and between the Company and 722868 Ontario Ltd., dated October 5, 2009.	Filed with the SEC on October 9, 2009 as part of our Current Report on Form 8-K.
10.3	Share Exchange Agreement, by and among the Company and Cloud Data Corporation and its shareholders,, dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Current Report on Form 8-K.
10.4	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated September 30, 2013	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
10.5	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated July 17, 2012	Filed herewith.
10.6	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Dec 12, 2012	Filed herewith.
10.7	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Jan 30, 2013	Filed herewith.
10.8	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated April 12, 2013	Filed herewith.
14.1	Code of Ethics	Filed with the SEC on August 11, 2006 as part of our Annual Report on Form 10-KSB.
16.1	Representative Letter from Manning Elliott LLP	Filed with the SEC on February 7, 2012 as part of our Current Report on Form 8-K.
16.2	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
16.3	Representative Letter from Anton & Chia, LLP	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: November 19, 2013

/s/ Brett Everett

BRETT EVERETT

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 19, 2013

/s/ Brett Everett

By: BRETT EVERETT

Its: Director

5