Form 10-Q
period 2013-12-31
MICROELECTRONICS TECHNOLOGY Co
filed 2014-02-19
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes[X ]No[ ]

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

As of January 20, 2014, there were 258,141,299 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

December 31, 2013 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)

4

Condensed Consolidated Statements of Operations (unaudited)5

Condensed Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Condensed Consolidated Financial Statements (unaudited)

8

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheet
December 31, 2013 (unaudited) and June 30, 2013

	December 31,	June 30,
	2013	2013
ASSETS	(Unaudited)
Current Assets
Cash	$ 3,672	4,683
Accounts receivable	734	645
Total Current Assets	4,406	5,328
Non-Current Assets
Equipment	18,083	10,392
Mineral claim acquisition costs	-	-
Intangible assets	88,276	88,276
Total Non-Current Assets	106,359	98,668

TOTAL ASSETS	$ 110,765	$ 103,996

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 171,457	141,977
Related party loans	77,655	102,991
Former related party loan	-	190,084
Stockholders' loans	4,540	4,540
Loan payable	4,975	4,975
Notes payable, net of discount	162,017	107,185
Derivative liabilities	228,559	99,348
Total Current Liabilities	649,203	651,100
Stockholders' Deficit
Preferred stock
Authorized: 200,000,000 shares, $0.00001 par value;
issued and outstanding: 110,001 shares as at
December 31, 2013 and June 30, 2013	1	1
Common Stock:
Authorized: 950,000,000 shares, $0.00001 par value;
issued and outstanding: 218,595,144 and 139,016,107
shares as at December 31, 2013 and June 30, 2013, respectively	2,186	1,390
Additional paid-in capital	649,771	377,447
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(1,151,994)	(887,543)
Total stockholders' Deficit	(538,437)	(547,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 110,766	$ 103,996

The accompanying notes are an integral part of these condensed consolidated financial statements

Microelectronics Technology Company
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
					Cumulative
					during the
					Development
					Stage
					from Inception
	For the three months ended		For the six months ended		(April 11, 2011)
	December 31,		December 31,		to December 31,
	2013	2012	2013	2012	2013
Revenue	$ 4,521	$ 2,350	$ 8,367	$ 2,350	$ 15,790

Management Fee Income - Related Party	-	-	-	-	8,000

Expenses
Advertising	18,095	18,081	36,095	36,533	200,424
Amortization expense	-	-	-	-	51,724
Impairment of mineral claims	-	-	-	-	124,911
Consulting fees	14,521	15,194	28,963	27,739	109,887
Management fees	30,000	15,000	45,000	30,000	175,000
Professional fees	4,862	(46)	14,812	1,265	75,646
Other General & Administrative	14,969	6,365	33,085	21,692	106,676
Total Expenses	82,448	54,594	157,955	117,230	844,268

Loss from Operations	(77,927)	(52,244)	(149,588)	(114,881)	(820,478)

Other Expenses
Change in fair value of derivative	120,835	-	191,627	-	98,540
Convertible debt discount	(41,242)	-	(91,858)	-	(157,239)
Interest expense	(156,307)	(2,109)	(214,632)	(2,638)	(272,817)
Total Other Expenses	(76,714)	(2,109)	(114,863)	(2,638)	(331,516)

Loss before Income Taxes	(154,641)	(54,353)	(264,452)	(117,519)	(1,151,994)

Income Taxes	-	-	-	-	-

Net Loss	(154,641)	(54,353)	(264,452)	(117,519)	(1,151,994)

Net Loss per share, basic and diluted	$ (0)	$ (0)	$ (0)	$ (0)

Weighted average number of shares
outstanding; basic and diluted	151,553,204	124,133,345	151,553,204	124,133,345

The accompanying notes are an integral part of these condensed consolidated financial statements

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Statement of Cash Flow
			Cumulative
			during the
			Development
			Stage
	For the six months		from Inception
	ended		(April 11, 2011)
	December 31		to
	2013	2012	December 31, 2013)
Operating Activities
Net Loss	(264,452)	(117,519)	(1,151,995)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Convertible debt issued for services rendered	-	-	32,316
Amortization expense	-	-	51,724
Interest expense	214,632	-	272,868
Change in derivative liabilities	(191,627)	-	(98,540)
Amortization of debt discount	91,858	-	157,239
Depreciation	2,327	2,509	8,046
Impairment of mineral claims	-	-	124,911
Adjustments in reorganization	-	-	61,475
Change in operating assets and liabilities:
Accounts receivable	(89)	(790)	(348)
Prepaid expenses	-	-	668
Accounts payable and accrued expenses	29,479	(99,593)	108,744
Net cash provided by (used in) Operating Activities	(117,872)	(215,393)	(432,892)
Investing Activities
Acquisition of equipment	(10,018)	(5,162)	(26,130)
Acquisition of mineral claims	-	-	(124,911)
Acquisition of intangible assets	-	-	(140,000)
Net cash provided by (used in) Investing Activities	(10,018)	(5,162)	(291,041)
Financing Activities
Proceeds of issuance of common stocks	-	-	1,584
Proceeds of notes payable	342,299	65,000	512,299
Payments to Shareholders' loans	-	-	4,540
Proceeds of loan from Drake Group	-	-	4,975
Proceeds of loan from related parties	(25,337)	150,195	242,606
Former related party loan	(190,084)	-	-
Stock subscriptions receivable	-	-	(38,400)
Net cash provided by (used in) Financing Activities	126,879	215,195	727,605

Net increase (decrease) in cash	(1,011)	(5,361)	3,672

Cash at beginning of period	4,683	7,742	-

Cash at end of period	$ 3,672	$ 2,381	$ 3,672

Supplemental cash flow information
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash Investing and Financing Activities
Acquisition of intangible asset	$ -	$ -	$ 140,000
Preferred stock issued for debt settlement	$ -	$ 165,000	$ 165,000
Net asset adjustment in reorganization	$ -	$ -	$ 177,858

The accompanying notes are an integral part of these condensed consolidated financial statements

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of December 31, 2013

(Expressed in US Dollars)

Note 1 –Basis of Presentation

These unaudited interim financial statements as of and for the six months ended December 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America and are expressed in US dollars. All adjustments are of a normal recurring nature. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cloud Data Corporation, a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is June 30.

These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s fiscal year end June 30, 2013 Form 10-K report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended December 31, 2013 are not necessarily indicative of results for the entire year ending June 30, 2014.

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company has no cash equivalents as of December 31, 2013 and June 30, 2013.

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

j)  Development Stage Company

The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as April 11, 2011. Since inception, the Company has incurred an operating loss of $1,151,994. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since April 11, 2011 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

k)  Going Concern

The Company is in the development stage and has generated $23,790 in revenues and has incurred a net loss of $1,151,994 since inception April 11, 2011. At December 31, 2013, the Company had $4,406in current assets and $649,203 in current liabilities. Further, the Company incurred a loss of $264,452 for the six months ended December 31, 2013. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the table below:

Net book value of the Company’s net assets acquired
Cash	505
Amounts receivable	386
Prepaid expenses	668
Mineral claims acquisition costs	124,912
Accounts payable	(47,403)
Due to related parties	(73,734)
Due to former related party	(190,084)
Net assets	(184,750)

Adjustment to stockholders’ equity
Reduction to additional paid-in capital	$(177,858)
Increase in common stock at par value	700
Adjustment to accumulated deficit	(7,592)
Net asset adjustment to equity	$(184,750)

Note 5 – Intangible Asset

On August 25, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto-host thousands of domains per server and propagate them with unique content.  The Company expects the initial software to bring value to the Company for the first five years of its service and as such the software is classified as a definitive asset and is amortized over a 5-year period. As of December 31, 2013, the accumulated amortization is $51,724 and the carrying value is $88,276.

Note 6 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely three mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to three designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,911 purchase consideration in the First Light transaction was allocated to the three mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the three mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of December 31, 2013. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

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

As at December 31, 2013, $77,655is due to related parties.  Included in amounts due to related parties is $10,911 owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light.

The Company is indebted to shareholders for $4,540 as of December 31, 2013, which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As of December 31, 2013, $165,000 is due to Direct Capital Group as of December 31, 2012 as a convertible promissory note. The $190,084 as a promissory note was due to former related party as of August 27, 2009 who was the Company’s former President. This note was acquired on October 11, 2013 by Direct Capital, see Note 11 below, and is now a convertible promissory note due to Direct Capital.

Note 9 – Convertible Notes Payable

	December 31,	June 30,
	2013	2013
Note #2	-	20,500
Note #3	26,100	32,500
Note #4	37,500	37,500
Note #5	16,400	30,000
Note #6	25,000	-
Note #7	11,000	-
Note #8	11,000	-
Note #9	11,000	-
Note #10	46,215	-
Note #11	172,084	-
Note #12	16,000	-
Note #13	16,000	-
Note #14	16,000	-
	$ 404,299	$ 120,500
Debt discount	(255,476)	(16,400)
Accrued interest	13,194	3,085
	$ 162,017	$ 107,185

Asher Note #2

On December 12, 2012, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of September 14, 2013.  The Asher Note also contains customary events of default.   During the six month period ended December 31, 2013, the Company accrued $230 (six month period ended December 31, 2012 - $nil) in interest expense.

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

During the six month period ended December 31, 2013, the Company recorded a gain of $68,008 (six month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $16,400 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

During the six month period ended December 31, 2013, the Company issued 12,871,237 common shares upon the conversion of $20,500 of the principal balance and $1,300 interest, and $31,340 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at December 31, 2013, accrued interest of $272 (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $nil (December 31, 2012 - $nil) was recorded.

Asher Note #3

On January 30, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of November 1, 2013.  The Asher Note also contains customary events of default.   During the six month period ended December 31, 2013, the Company accrued $1,229 (six month period ended December 31, 2012 - $nil) in interest expense.

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

During the six month period ended December 31, 2013, the Company recorded a gain of $19,655 (six month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $32,500 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

During the six month period ended December 31, 2013, the Company issued 5,333,333 common shares upon the conversion of $6,400 of the principal balance and $7,040 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at December 31, 2013, accrued interest of $2,305 (December 31, 2012 - $nil), debt discount of $nil (December 31, 2012 - $nil) and a derivative liability of $21,542 (December 31, 2012 - $nil) was recorded.

Asher Note #4

On April 12, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $37,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of January 16, 2014.  The Asher Note also contains customary events of default.  During the six month period ended December 31, 2013, the Company accrued $1,504 (six month period ended December 31, 2012 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $50,735 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six month period ended December 31, 2013, the Company recorded a gain of $19,784 (six month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $31,378 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $2,162 (December 31, 2012 - $nil), debt discount of $6,122 (December 31, 2012 - $nil) and a derivative liability of $30,951 (December 31, 2012 - $nil) was recorded.

Gel Properties, LLC Note #5

On June 28, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $30,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of June 28, 2014.  The note also contains customary events of default.  During the six month period ended December 31, 2013, the Company accrued $699 (six month period ended December 31, 2012 - $nil) in interest expense.

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

During the six month period ended December 31, 2013, the Company recorded a gain of $4,447 (six month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $16,083 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

During the six month period ended December 31, 2013, the Company issued 6,800,000 common shares upon the conversion of $13,600 of the principal balance and $27,072 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at December 31, 2013, accrued interest of $709 (December 31, 2012 - $nil), debt discount of $13,917 (December 31, 2012 - $nil) and a derivative liability of $13,536 (December 31, 2012 - $nil) was recorded.

JMJ Financial Note #6

On July 18, 2013, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company has borrowed a total of $25,000 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the issue date, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of July 18, 2014.  The note also contains customary events of default.  During the six month period ended December 31, 2013, the Company accrued $3,000 (six month period ended December 31, 2012 - $nil) in interest expense.

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

During the six month period ended December 31, 2013, the Company recorded a gain of $24,302 (six month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $11,370 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $3,000 (December 31, 2012 - $nil), debt discount of $13,630 (December 31, 2012 - $nil) and a derivative liability of $20,522 (December 31, 2012 - $nil) was recorded.

Direct Capital Group Note #7

On July 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended December 31, 2013, the Company accrued $366 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended December 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (December 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $9,097 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $366 (December 31, 2012 - $nil) and debt discount of $1,903 (December 31, 2012 - $nil) was recorded.

Direct Capital Group Note #8

On August 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended December 31, 2013, the Company accrued $291 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended December 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (December 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $7,374 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $291 (December 31, 2012 - $nil) and debt discount of $3,626 (December 31, 2012 - $nil) was recorded.

Direct Capital Group Note #9

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended December 31, 2013, the Company accrued $219 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended December 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (December 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $5,530 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $219 (December 31, 2012 - $nil) and debt discount of $5,470 (December 31, 2012 - $nil) was recorded.

Direct Capital Group Note #10

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $46,215.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended December 31, 2013, the Company accrued $922 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended December 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $46,215 (December 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $23,234 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $922 (December 31, 2012 - $nil) and debt discount of $22,981 (December 31, 2012 - $nil) was recorded.

Direct Capital Group Note #11

On October 11, 2013, the Company arranged a debt swap whereas Direct Capital Group acquired the debt from a former related party in the amount $190,084.The promissory note is unsecured, bears interest at 6% per annum.  During the sixmonth period ending December 31, 2013, the Company accrued $2,626 (six month period ended December 31, 2012 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $218,091 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six month period ended December 31, 2013, the Company recorded a gain of $55,431 (six month period ended December 31, 2012 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $42,184 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

During the six month period ended December 31, 2013, the Company issued 9,574,468 common shares upon the conversion of $18,000 of the principal balance and $20,652 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at December 31, 2013, accrued interest of $2,626 (December 31, 2012 - $nil), debt discount of $147,900 (December 31, 2012 - $nil) and a derivative liability of $142,008 (December 31, 2012 - $nil) was recorded.

Direct Capital Group Note #12

On October 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended December 31, 2013, the Company accrued $214 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended December 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (December 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $5,363 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $214 (December 31, 2012 - $nil) and debt discount of $10,637 (December 31, 2012 - $nil) was recorded.

Direct Capital Group Note #13

On November 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended December 31, 2013, the Company accrued $109 (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended December 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (December 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $2,710 (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $109 (December 31, 2012 - $nil) and debt discount of $13,290 (December 31, 2012 - $nil) was recorded.

Direct Capital Group Note #14

On December 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended December 31, 2013, the Company accrued $nil (December 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended December 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (December 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $nil (six month period ended December 31, 2012 - $nil) was accreted to the statement of operations.

As at December 31, 2013, accrued interest of $nil (December 31, 2012 - $nil) and debt discount of $16,000 (December 31, 2012 - $nil) was recorded.

Note 10 – Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s commonstock price.

During the six month period ending December 31, 2013, $58,500 of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

December 31,
2013
Balance, beginning of year	$ 99,348
Initial recognition of derivative liability	406,942
Fair value change in derivative liability	(191,627)
Conversion of derivative liability to APIC
Note #2	(31,340)
Note #3	(7,040)
Note #5	(27,072)
Note #11	(20,652)
Balance as of December 31, 2013	$ 228,559

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

From July 1, 2013 to December 31, 2013, the holders of convertible notes converted a total of $58,500 of principal into 34,579,038 shares of common stock.

From September 19, 2013 to September 26, 2013, 1 Convertible Preferred share was converted to 45,000,000 shares of common stock.

As ofDecember 31, 2013 the Company has authorized 950,000,000 shares of common stock, of which 196,033,497 shares are issued and outstanding.

Note 12 –Preferred Stock

From September 19, 2013 to September 26, 2013, 1 Convertible Preferred share was converted to 45,000,000 shares of common stock.

As at December 31, 2013, the Company has authorized 200,000,000 shares of preferred stock, of which 110,001 shares are issued and outstanding.

Note 12 – Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31,
	2013	2012
Operating loss for the six months ended December 31	$ (264,452)	$ (117,519)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (89,914)	$ (39,956)
Unrecognized tax loses	(89,914)	(39,956)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $1,151,994 for tax purposes which will expire in 2025 if not utilized beforehand.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013 $	June 30, 2013 $
Current Assets	4,406	5,328
Current Liabilities	649,203	651,100
Working Capital (Deficit)	(644,797)	(645,772)

Cash Flows

	December 31, 2013 $	December 31, 2012 $
Cash Flows from (used in) Operating Activities	(117,872)	(215,393)
Cash Flows from (used in) Financing Activities	126,879	215,195
Cash Flows from (used in) Investing Activities	(10,018)	(5,162)
Net Increase (decrease) in Cash During Period	(1,011)	(5,361)

Results for the Three Months Ended December 31, 2013, Compared to the Three Months Ended December 31, 2012

Operating Revenues

The Company’s revenues for the three months ended December 31, 2013, and December 31, 2012, were $4,521 and $2,350, respectively.

Expenses

The Company’s cost of revenues for the three months ended December 31, 2013, and December 31, 2012, were $82,448 and $54,594, respectively.

Net Loss from Operations

The Company’s net loss from operations for the three months ended December 31, 2013, and December 31, 2012, was $77,927 and $52,244, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2013, and December 31, 2012, were $82,448 and $54,594, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees and professional fees.  The increase was primarily attributable to an increase in management and professional fees appropriate for normal operations.

Other Income (Expense):

Other income (expense) for the three months ended December 31, 2013, and December 31, 2012, were $(76,714) and $(2,109).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss

Net loss for the three months ended December 31, 2013, was $264,452 compared with a net loss of $117,519 for the six months ended December 31, 2012.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Six Months Ended December 31, 2013, Compared to the Six Months Ended December 31, 2012

Operating Revenues

The Company’s revenues for the six months ended December 31, 2013, and December 31, 2012, were $8,367and $2,350, respectively.

Expenses

The Company’s operating expenses for the six months ended December 31, 2013, and December 31, 2012, were $157,955and $117,230, respectively.

Net Loss from Operations

The Company’s net loss from operations for the six months ended December 31, 2013, and December 31, 2012, was $149,588and $114,881, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2013, and December 31, 2012, were $157,955and $117,230, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The increase was primarily attributable to an increase in management and consulting fees appropriate for normal operations.

Other Income (Expense):

Other income (expense) for the six months ended December 31, 2013, and December 31, 2012, were $(114,863) and $(2,638).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss

Net loss for the six months ended December 31, 2013, was $264,452 compared with a net loss of $117,519 for the six months ended December 31, 2012.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Period from April 11, 2011(inception of development stage) Through December 31, 2013.

Operating Revenues

The Company’s revenues for the period from April 11, 2011(inception of development stage) throughDecember 31, 2013 were $23,790.

Expenses

The Company’s operating expensesfor the period from April 11, 2011, (inception of development stage) through December 31, 2013, were $844,268.

Net Loss from Operations

The Company’s net loss from operationsfor the period from April 11, 2011, (inception of development stage) through December 31, 2013, was $820,478

General and Administrative Expenses

General and administrative expenses for the period from April 11, 2011, (inception of development stage) through December 31, 2013, were $844,268.  General and administrative expenses consist primarily of consulting fees, management feesand professional fees appropriate for being a public company.

Other Income (Expense):

Other income (expenses) for the period from April 11, 2011 (inception of development stage) through December 31, 2013, were $(331,516).

Net Loss

Net loss for the period from April 11, 2011, (inception of development stage) through December 31, 2013, was $1,151,994.

Liquidity and Capital Resources

As ofDecember 31, 2013, the Company had a cash balance and asset total of $3,672 and $110,765 respectively, compared with $4,683 and $103,996 of cash and total assets, respectively, as at June 30, 2013. The decrease in cash was due to normal operating activities whereas the increase in total assets was due to the purchase of inventory for operations.

As of December 31, 2013, the Company had total liabilities of $649,203 compared with $651,100 as at June 30, 2013. The decrease in total liabilities was attributed to the decrease in related party loans.

The overall working capital increasedfrom $645,772deficit at June 30, 2013, to $644,797 deficit at December 31, 2013.

Cashflow from Operating Activities

During the six monthsended December 31, 2013, cash used in operating activities was $(117,872) compared to $(215,393)for the six monthsended December 31, 2012.

Cashflow from Investing Activities

During the six monthsended December 31, 2013, cash used in investing activities was $(10,018) compared to $(5,162) for the six months ended December 31, 2012. This change is due to the purchase of equipment for operations.

Cashflow from Financing Activities

During the six months ended December 31, 2013, cash provided by financing activity was $126,879 compared to $215,195 for the six months ended December 31, 2012.The decrease in cash provided by financing activities is due to decrease in Related Partyloans.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the six months ended December 31, 2013, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about November 2, 2012, the Company was named in a lawsuit by, NPNC Management LLC, in the Eighth Judicial District Court in Clark County, Nevada, Case No. A-12-671279-C, seeking payment of $24,074.23 for a breach of contract, which includes late charges, court fees and attorney’s fees. On or about April 16, 2013, a default judgment was entered against the Company.

Other than the foregoing we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

From October 1, 2013 to December 31, 2013, the holder of convertible notes converted a total of $34,200 of principal and interest into 22,561,647 shares of our common stock.

2. Subsequent Issuances:

Subsequent to the quarter, the holder of convertible notes converted a total of $16,070 of principal and interest into 39,546,155 shares of our common stock.

Other than the aforementioned, we did not issue any unregistered securities other than as previously disclosed.

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

No accounting treatment has been taken on this event.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
3.2	Bylaws	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
10.01	Joint Venture Agreement by and between the Company and Beijing HuaJu Net Media Technology Co., Ltd., dated March 16, 2007	Filed with the SEC on March 19, 2007 as part of our Current Report on Form 8-K.
10.02	Share Purchase Agreement, by and between the Company and 722868 Ontario Ltd., dated October 5, 2009.	Filed with the SEC on October 9, 2009 as part of our Current Report on Form 8-K.
10.03	Share Exchange Agreement, by and among the Company and Cloud Data Corporation and its shareholders,, dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Current Report on Form 8-K.
10.04	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2013	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
10.05	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated July 17, 2012	Filed herewith.
10.06 10.061

Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Dec 12, 2012

Unsecured Promissory note entered into between the  Company and Direct Capital Group, Inc., dated Dec 31, 2012

Filed herewith. Filed herewith.
10.07	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Jan 30, 2013	Filed herewith.
10.08	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated April 12, 2013	Filed herewith
10.09	Debt Settlement Agreement by and between the Company and Direct Capital Group, Inc., dated June 5, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.10	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and James Oakley, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.11	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and Shone Anstey, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.12	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.13	Convertible Promissory Note entered into by and between the Company and Direct Capital dated August 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.14	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.15 10.16 10.17 10.18 10.19

Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 31, 2013

Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 31, 2013

Convertible Promissory Note entered into by and between the Company and Direct Capital dated November 30, 2013

Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 31, 2013

Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 11, 2013

Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K. Filed herewith. Filed herewith. Filed herewith. Filed herewith
14.01	Code of Ethics	Filed with the SEC on August 11, 2006 as part of our Annual Report on Form 10-KSB.
16.01	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
16.02	Representative Letter from Anton & Chia, LLP	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: February 19, 2014

/s/ Brett Everett

BRETT EVERETT

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 19, 2014

/s/ Brett Everett

By: BRETT EVERETT

Its: Director