Form 10-Q
period 2014-03-31
MICROELECTRONICS TECHNOLOGY Co
filed 2014-05-20
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes[X]No[]

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

As of May 2, 2014, there were 1,007,441,454 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

March 31, 2014 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)

Condensed Consolidated Statements of Operations (unaudited)

Condensed Consolidated Statements of Cash Flows (unaudited)

Notes to the Condensed Consolidated Financial Statements (unaudited)

8

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheet
March 31, 2014 (unaudited) and June 30, 2013

	March 31,	June 30,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash	$ 378	4,683
Accounts receivable	511	645
Loan receivable	6,175	-
Total Current Assets	7,064	5,328
Non-Current Assets
Equipment	16,794	10,392
Mineral claim acquisition costs	-	-
Intangible assets	88,276	88,276
Total Non-Current Assets	105,070	98,668

TOTAL ASSETS	$ 112,134	$ 103,996

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 171,832	141,977
Related party loans	82,282	102,991
Former related party loan	-	190,084
Stockholders' loans	4,540	4,540
Loan payable	4,975	4,975
Notes payable, net of discount	193,680	107,185
Derivative liabilities	194,693	99,348
Total Current Liabilities	652,002	651,100
Stockholders' Deficit
Preferred stock
Authorized: 50,000,000 shares, $0.00001 par value;
issued and outstanding: 110,001 shares as at
March 31, 2014 and June 30, 2013	1	1
Common Stock:
Authorized: 2,500,000,000 shares, $0.00001 par value;
issued and outstanding: 682,518,544 and 139,016,107
shares as at March 31, 2014 and June 30, 2013, respectively	6,825	1,390
Additional paid-in capital	1,185,435	377,447
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(1,693,730)	(887,543)
Total stockholders' Deficit	(539,868)	(547,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 112,134	$ 103,996

Microelectronics Technology Company
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
					Cumulative
					during the
					Development
					Stage
					from Inception
	For the three months ended		For the nine months ended		(April 11, 2011)
	March 31,		March 31,		to March 31,
	2014	2013	2014	2013	2014
Revenue	$ 5,167	$ 9,881	$ 13,534	$ 12,230	$ 20,957

Management Fee Income - Related Party	-	-	-	-	8,000

Expenses
Advertising	18,000	18,199	54,095	54,732	218,424
Amortization expense	-	-	-	-	51,724
Impairment of mineral claims	-	124,911	-	124,911	124,911
Consulting fees	13,676	15,219	42,638	42,958	123,562
Management fees	30,000	15,000	75,000	45,000	205,000
Professional fees	21,390	10,085	36,202	16,350	97,036
Other General & Administrative	35,276	13,234	68,361	29,927	141,952
Total Expenses	118,342	196,649	276,297	313,879	962,610

Loss from Operations	(113,175)	(186,768)	(262,763)	(301,649)	(933,653)

Other Expenses
Change in fair value of derivative	55,215	-	246,842	-	153,755
Convertible debt discount	(200,823)	-	(292,681)	-	(358,062)
Interest expense	(282,952)	(56,162)	(497,585)	(58,800)	(555,769)
Total Other Expenses	(428,560)	(56,162)	(543,424)	(58,800)	(760,076)

Loss before Income Taxes	(541,735)	(242,930)	(806,187)	(360,449)	(1,693,730)

Income Taxes	-	-	-	-	-

Net Loss	(541,735)	(242,930)	(806,187)	(360,449)	(1,693,730)

Net Loss per share, basic and diluted	$ (0)	$ (0)	$ (0)	$ (0)

Weighted average number of shares
outstanding; basic and diluted	408,552,905	129,283,329	255,582,365	129,283,329

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Statement of Cash Flow
			Cumulative
			during the
			Development
			Stage
	For the nine months		from Inception
	ended		(April 11, 2011)
	March 31		to
	2014	2013	March 31, 2014)
Operating Activities
Net Loss	(806,187)	(360,449)	(1,693,730)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Convertible debt issued for services rendered	-	-	32,316
Amortization expense	-	-	51,724
Interest expense	497,585	58,800	555,821
Change in derivative liabilities	(246,842)	-	(153,755)
Amortization of debt discount	292,681	-	358,062
Depreciation	3,616	2,764	9,335
Impairment of mineral claims	-	-	124,911
Adjustments in reorganization	-	-	61,475
Change in operating assets and liabilities:
Accounts receivable	134	(1,068)	(125)
Loan receivable	(6,175)	-	(6,175)
Prepaid expenses	-	-	668
Accounts payable and accrued expenses	29,854	(71,167)	109,119
Net cash provided by (used in) Operating Activities	(235,333)	(371,120)	(550,353)
Investing Activities
Acquisition of equipment	(10,018)	(5,162)	(26,130)
Acquisition of mineral claims	-	124,911	(124,911)
Acquisition of intangible assets	-	-	(140,000)
Net cash provided by (used in) Investing Activities	(10,018)	119,749	(291,041)
Financing Activities
Proceeds of issuance of common stocks	-	-	1,584
Proceeds of notes payable	451,839	102,500	621,839
Payments to Shareholders' loans	-	(140)	4,540
Proceeds of loan from Drake Group	-	-	4,975
Proceeds of loan from related parties	(20,709)	144,121	247,234
Former related party loan	(190,084)	-	-
Stock subscriptions receivable	-	-	(38,400)
Net cash provided by (used in) Financing Activities	241,046	246,481	841,772

Net increase (decrease) in cash	(4,305)	(4,890)	378

Cash at beginning of period	4,683	7,742	-

Cash at end of period	$ 378	$ 2,852	$ 378

Non-cash Investing and Financing Activities
Acquisition of intangible asset	$ -	$ -	$ 140,000
Preferred stock issued for debt settlement	$ -	$ 165,000	$ 165,000
Net asset adjustment in reorganization	$ -	$ -	$ 177,858

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of March 31, 2014

(Expressed in US Dollars)

Note 1 –Basis of Presentation

These unaudited interim financial statements as of and for the nine months ended March 31, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America and are expressed in US dollars. All adjustments are of a normal recurring nature. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cloud Data Corporation, a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is June 30.

These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s fiscal year end June 30, 2012 Form 10-K report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine-month period ended March 31, 2014 are not necessarily indicative of results for the entire year ending June 30, 2013.

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of nine months or less at the time of issuance to be cash equivalents. The Company has no cash equivalents as of March 31, 2014 and June 30, 2012.

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

j)  Development Stage Company

The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as April 11, 2011. Since inception, the Company has incurred an operating loss of $1,693,730. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since April 11, 2011 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

k)  Going Concern

The Company is in the development stage and has generated $28,957 in revenues and has incurred a net loss of $1,693,730 since inception April 11, 2011. At March 31, 2014, the Company had $7,064 in current assets and $652,002 in current liabilities. Further, the Company incurred a loss of $806,187 for the nine months ended March 31, 2014. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

The allocation of the purchase price and adjustment to stockholders’ equity is summarized in the table below:

Net book value of the Company’s net assets acquired
Cash	$ 505
Amounts receivable	386
Prepaid expenses	668
Mineral claims acquisition costs	124,912
Accounts payable	(47,403)
Due to related parties	(73,734)
Due to former related party	(190,084)
Net assets	$ (184,750.00)

Adjustment to stockholders’ equity
Reduction to additional paid-in capital	$(177,858)
Increase in common stock at par value	700
Adjustment to accumulated deficit	(7,592)
Net asset adjustment to equity	$(184,750)

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

Note 6 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely nine mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55,000 shares of Company common stock were issued to nine designated parties of First Light, increasing the issued and outstanding shares of Company’s common stock from 30,060 shares to 85,060 shares. The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,911 purchase consideration in the First Light transaction was allocated to the nine mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the nine mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of March 31, 2014. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

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

As at March 31, 2014, $82,282 is due to related parties.  Included in amounts due to related parties is $10,911 owing to 722868 Ontario Ltd. for the amount payable that was assumed by the Company in the acquisition of the mineral claims from First Light.

The Company is indebted to shareholders for $4,540 as of March 31, 2014, which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As of September 30, 2013, $190,084 was due to the Company’s former President and Directorwho resigned in June 2007. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

On October 11, 2013, Direct Capital acquired the debt and the Company executed an unsecured promissory note.

As of March 31, 2014, $nil is due to Former Related Parties (March 31, 2013 - $190,084).

Note 9 – Convertible Notes Payable

	March 31,	June 30,
	2014	2013
Note #2	-	20,500
Note #3	-	32,500
Note #4	-	37,500
Note #5	10,287	30,000
Note #6	29,410	-
Note #7	11,000	-
Note #8	11,000	-
Note #9	11,000	-
Note #10	46,215	-
Note #11	82,504	-
Note #12	16,000	-
Note #13	16,000	-
Note #14	16,000	-
Note #15	16,000	-
Note #16	-	-
Note #17	23,000	-
Note #18	20,000	-
Note #19	16,000	-
Note #20	16,000	-
	$ 340,416	$ 120,500
Debt discount	(161,984)	(16,400)
Accrued interest	15,248	3,085
	$ 193,680	$ 107,185

Asher Note #2

On December 12, 2012, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of September 14, 2013.  The Asher Note also contains customary events of default.   During the nine month period ended March 31, 2014, the Company accrued $230 (nine month period ended March 31, 2013 - $719) in interest expense.

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

During the nine month period ended March 31, 2014, the Company recorded a gain of $68,008 (nine month period ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $16,400 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the nine month period ended March 31, 2014, the Company issued 12,871,237common shares upon the conversion of $20,500 of the principal balance and $1,300 interest, and $31,340 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at March 31, 2014, accrued interest of $nil (March 31, 2013 - $719), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Asher Note #3

On January 30, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of November 1, 2013.  The Asher Note also contains customary events of default.   During the nine month period ended March 31, 2014, the Company accrued $1,229 (nine month period ended March 31, 2013 - $427) in interest expense.

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

During the nine month period ended March 31, 2014, the Company recorded a loss of $33,554 (nine month period ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $32,500 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the nine month period ended March 31, 2014, the Company issued 57,091,170 common shares upon the conversion of $32,500 of the principal balance and $1,300 in interest, and $81,791 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at March 31, 2014, accrued interest of $1,005 (March 31, 2013 - $427), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Asher Note #4

On April 12, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $37,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of January 16, 2014.  The Asher Note also contains customary events of default.  During the nine month period ended March 31, 2014, the Company accrued $1,504 (nine month period ended March 31, 2013 - $nil) in interest expense.

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

During the nine month period ended March 31, 2014, the Company recorded a gain of $10,696 (nine month period ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $37,500 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the nine month period ended March 31, 2014, the Company issued 63,661,604 common shares upon the conversion of $37,500 of the principal balance, $1,500 in interest and $40,039 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at March 31, 2014, accrued interest of $662 (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Gel Properties Note #5

On June 28, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $30,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of June 28, 2014.  The note also contains customary events of default.  During the nine month period ended March 31, 2014, the Company accrued $699 (nine month period ended March 31, 2013 - $nil) in interest expense.

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

During the nine month period ended March 31, 2014, the Company recorded a loss of $61,936 (nine month period ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $27,336 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the nine month period ended March 31, 2014, the Company issued 127,600,000 common shares upon the conversion of $19,713 of the principal balance and $95,077 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at March 31, 2014, accrued interest of $709 (March 31, 2013 - $nil), debt discount of $2,664 (March 31, 2013 - $nil) and a derivative liability of $11,914 (March 31, 2013 - $nil) was recorded.

JMJ Financial Note #6

On July 18, 2013, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company borrowed $25,000 on July18, 2013 and $31,540 on February 20, 2014 for a total of $56,540 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the date the funds were distributed, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of July 18, 2014 for the first payment and February 20, 2015 for the second payment.  The note also contains customary events of default.  During the nine month period ended March 31, 2014, the Company accrued $3,000 (nine month period ended March 31, 2013 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $87,901  being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month period ended March 31, 2014, the Company recorded a gain of $13,577 (nine month period ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $28,130 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the nine month period ended March 31, 2014, the Company issued 70,800,000 common shares upon the conversion of $27,130 of the principal balance and $36,894 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at March 31, 2014, accrued interest of $3,000 (March 31, 2013 - $nil), debt discount of $28,410 (March 31, 2013 - $nil) and a derivative liability of $37,430 (March 31, 2013 - $nil) was recorded.

Direct Capital Group Note #7

On July 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended March 31, 2014, the Company accrued $581 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $11,000 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, accrued interest of $581 (March 31, 2013 - $nil) and debt discount of $nil (March 31, 2013 - $nil) was recorded.

Direct Capital Group Note #8

On August 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended March 31, 2014, the Company accrued $506 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $11,000 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, accrued interest of $506 (March 31, 2013 - $nil) and debt discount of $nil (March 31, 2013 - $nil) was recorded.

Direct Capital Group Note #9

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended March 31, 2014, the Company accrued $434 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $10,970 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, accrued interest of $434 (March 31, 2013 - $nil) and debt discount of $30 (March 31, 2013 - $nil) was recorded.

Direct Capital Group Note #10

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $46,215.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended March 31, 2014, the Company accrued $1,824 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $46,215 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $46,090 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, accrued interest of $1,824 (March 31, 2013 - $nil) and debt discount of $125 (March 31, 2013 - $nil) was recorded.

Direct Capital Group Note #11

On October 11, 2013, the Company arranged a debt swap whereas Direct Capital Group acquired the debt from a former related party in the amount $190,084.The promissory note is unsecured, bears interest at 6% per annum.  During the ninemonth period ending March 31, 2014, the Company accrued $4,359 (nine month period ended March 31, 2013 - $nil) in interest expense.

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

During the nine month period ended March 31, 2014, the Company recorded a gain of $97,456 (nine month period ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $151,338 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

On January 31, 2014, the Company transferred $50,000 of the note to Coventry Enterprises, LLC and $25,000 of the notes to Prolific Group, LLC.

During the nine month period ended March 31, 2014, the Company issued 25,774,468 common shares upon the conversion of $32,580 of the principal balance and $25,085 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at March 31, 2014, accrued interest of $4,359 (March 31, 2013 - $nil), debt discount of $38,746 (March 31, 2013 - $nil) and a derivative liability of $95,550 (March 31, 2013 - $nil) was recorded.

Direct Capital Group Note #12

On October 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended March 31, 2014, the Company accrued $526 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $14,188 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, accrued interest of $526 (March 31, 2013 - $nil) and debt discount of $1,812 (March 31, 2013 - $nil) was recorded.

Direct Capital Group Note #13

On November 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended March 31, 2014, the Company accrued $421 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $11,497 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, accrued interest of $421 (March 31, 2013 - $nil) and debt discount of $4,503 (March 31, 2013 - $nil) was recorded.

Direct Capital Group Note #14

On December 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended March 31, 2014, the Company accrued $312 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $7,912 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, accrued interest of $312 (March 31, 2013 - $nil) and debt discount of $8,088 (March 31, 2013 - $nil) was recorded.

Direct Capital Group Note #15

On January 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended March 31, 2014, the Company accrued $207 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $5,187 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, accrued interest of $207 (March 31, 2013 - $nil) and debt discount of $10,813 (March 31, 2013 - $nil) was recorded.

Coventry Enterprises Note #16

On January 31, 2014, the Company arranged a debt swap under which a Direct Capital note for $50,000 was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on January 31, 2015.  The note also contains customary events of default.  During the nine month period ended March 31, 2014, the Company accrued $244 (nine month period ended March 31, 2013 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $171,962 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month period ended March 31, 2014, the Company recorded a gain of $117,103 (nine month period ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $50,000 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the nine month period ended March 31, 2014, the Company issued 92,556,773 common shares upon the conversion of $50,000 of the principal balance and $54,859 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at March 31, 2014, accrued interest of $244 (March 31, 2013 - $nil), debt discount of $nil (March 31, 2013 - $nil) and a derivative liability of $nil (March 31, 2013 - $nil) was recorded.

Prolific Group Note #17

On January 31, 2014, the Company arranged a debt swap under which a Direct Capital note for $25,000 was transferred to Prolific Group, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on January 31, 2015.  The note also contains customary events of default.  During the nine month period ended March 31, 2014, the Company accrued $229 (nine month period ended March 31, 2013 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $85,981 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month period ended March 31, 2014, the Company recorded a gain of $41,050 (nine month period ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $5,718 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the nine month period ended March 31, 2014, the Company issued 22,000,000 common shares upon the conversion of $2,000 of the principal balance and $18,294 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at March 31, 2014, accrued interest of $229 (March 31, 2013 - $nil), debt discount of $19,282 (March 31, 2013 - $nil) and a derivative liability of $26,637 (March 31, 2013 - $nil) was recorded.

LG Capital Note #18

On February 26, 2014, the Company executed an Unsecured Promissory Noteto LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $30,000, which accrues interest at an annual rate of 8% and has a maturity date of February 26, 2015.  The note also contains customary events of default.   During the nine month period ended March 31, 2014, the Company accrued $188 (nine month period ended March 31, 2013 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $36,343 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month period ended March 31, 2014, the Company recorded a loss of $5,558 (nine month period ended March 31, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $11,808 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

During the nine month period ended March 31, 2014, the Company issued 26,147,186 common shares upon the conversion of $10,000 of the principal balance and $67 of interest, and $18,739 of the derivative liability was re-classified as additional paid in capital upon conversion.

As at March 31, 2014, accrued interest of $122 (March 31, 2013 - $nil), debt discount of $18,192 (March 31, 2013 - $nil) and a derivative liability of $23,162 (March 31, 2013- $nil) was recorded.

Direct Capital Group Note #19

On February 28, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended March 31, 2014, the Company accrued $109 (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $2,681 (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, accrued interest of $109 (March 31, 2013 - $nil) and debt discount of $13,319 (March 31, 2013 - $nil) was recorded.

Direct Capital Group Note #20

On March 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended March 31, 2014, the Company accrued $nil (March 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended March 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (March 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $nil (nine month period ended March 31, 2013 - $nil) was accreted to the statement of operations.

As at March 31, 2014, accrued interest of $nil (March 31, 2013 - $nil) and debt discount of $16,000 (March 31, 2013 - $nil) was recorded.

Note 10 – Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s commonstock price.

During the nine month period ending March 31, 2014, $231,923 of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

March 31,
2014
Balance, beginning of year	$ 99,348
Initial recognition of derivative liability	744,305
Fair value change in derivative liability	(246,842)
Conversion of derivative liability to APIC
Note #2	(31,340)
Note #3	(81,791)
Note #4	(40,039)
Note #5	(95,077)
Note #6	(36,894)
Note #11	(25,085)
Note #16	(54,859)
Note #17	(18,294)
Note #18	(18,739)
Balance as of March 31, 2014	$ 194,693

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

From July 1, 2013 to March 31, 2014, the holders of convertible notes converted a total of $231,923 of principal and $4,167 of interest into 498,502,438 shares of common stock.

From September 19, 2013 to September 26, 2013, 1 Convertible Preferred share was converted to 45,000,000 shares of common stock.

As at March 31, 2014 the Company has authorized 2,500,000,000 shares of common stock, of which 682,518,544 shares are issued and outstanding.

Note 12 –Preferred Stock

As at March 31, 2014, the Company has authorized 50,000,000 shares of preferred stock, of which 110,000 shares are issued and outstanding.

On March 31, 2014, the Company issued one share of preferred stock to settle debt of $165,000. This certificate has been canceled.

Note 13 – Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	March 31,
	2014	2013
Operating loss for the nine months ended March 31	$ (806,187)	$ (360,449)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (274,104)	$ (122,553)
Unrecognized tax loses	(274,104)	(122,553)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $1,693,730 for tax purposes which will expire in 2025 if not utilized beforehand.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2014 $	June 30, 2013 $
Current Assets	7,064	5,328
Current Liabilities	652,022	651,100
Working Capital (Deficit)	(503,317)	(645,772)

Cash Flows

	March 31, 2014 $	March 31, 2013 $
Cash Flows from (used in) Operating Activities	(235,333)	(371,120)
Cash Flows from (used in) Financing Activities	241,046	246,481
Cash Flows from (used in) Investing Activities	(10,018)	119,749
Net Increase (decrease) in Cash During Period	(4,305)	(4,890)

Results for the Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

Operating Revenues

The Company’s revenues for the nine months ended March 31, 2014, and March 31, 2013, were $13,534and $12,230, respectively.

Expenses

The Company’s cost of revenues for the nine months ended March 31, 2014, and March 31, 2013, were $276,297and $313,879respectively.

Net Loss from Operations

The Company’s net loss from operations for the nine months ended March 31, 2014, and March 31, 2013, was $262,763and $301,649, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2014, and March 31, 2013, were $276,297and $313,879, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees and professional fees.  The decrease was primarily attributable to a decrease in impairment of mineral claims.

Other Income (Expense):

Other income (expense) for the nine months ended March 31, 2014, and March 31, 2013, were $(543,424) and $(58,800).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss

Net loss for the nine months ended March 31, 2014, was $806,087 compared with a net loss of $360,449for the nine months ended March 31, 2013.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Period from April 11, 2011(inception of development stage) Through March 31, 2014.

Operating Revenues

The Company’s revenues for the period from April 11, 2011(inception of development stage) throughMarch 31, 2014 were $28,957.

Expenses

The Company’s cost of revenues for the period from April 11, 2011, (inception of development stage) through March 31, 2014, were $962,610.

Net Loss from Operations

The Company’s net loss from operationsfor the period from April 11, 2011, (inception of development stage) through March 31, 2014, was $933,653.

General and Administrative Expenses

General and administrative expenses for the period from April 11, 2011, (inception of development stage) through March 31, 2014, were $962,610.  General and administrative expenses consist primarily of consulting fees, management fees, and professional fees appropriate for being a public company.

Other Income (Expense):

Other income (expenses) for the period from April 11, 2011 (inception of development stage) through March 31, 2014 was $(760,076).

Net Loss

Net loss for the period from April 11, 2011, (inception of development stage) through March 31, 2014, was $(1,693,730).

Liquidity and Capital Resources

As at March 31, 2014, the Company had a cash balance and asset total of $378 and $112,134 respectively, compared with $4,683 and $103,996of cash and total assets, respectively, as at June 30, 2013. The decrease in cash was due to normal operating activities whereas the increase in total assets was due to the purchase of inventory for operations.

As at March 31, 2014, the Company had total liabilities of $652,002compared with $651,100as at June 30, 2013. The increasein total liabilities was attributed to the increase in accounts payable and accrued liabilities.

The overall working capital increasedfrom $645,772deficit at June 30, 2013, to $644,938deficit at March 31, 2014.

Cashflow from Operating Activities

During the nine monthsended March 31, 2014, cash used in operating activities was$(235,333) compared to $(371,120)for the nine months ended March 31, 2013. The increase in the amounts of cash used for operating activities was primarily due to interest expense, an increase in accounts payable and the net loss.

Cashflow from Investing Activities

During the nine months ended March 31, 2014, cash used in investing activities was $(10,018) compared to $119,749 for the nine months ended March 31, 2013. This change is due to the Company deciding to no longer support mineral claims and therefore took an asset impairment charge equal to the amount of the mineral claims of $124,911.

Cashflow from Financing Activities

During the nine months ended March 31, 2014, cash provided by financing activity was $241,046 compared to $246,481for the nine months ended March 31, 2013.The decrease in cash provided by financing activities is due to decrease in Related Party loans.

Quarterly Developments

On March 12, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to Two Billion Five HundredFiftyMillion shares (2,550,000,000) of which Two Billion Five Hundred Million (2,500,000,000) shall be shares of Common Stock, par value $0.00001 per share, and Fifty Million (50,000,000) shall be shares of Preferred Stock, par value $0.00001,(the “Increase in Authorized”). The Increase in Authorized was effective with the Nevada Secretary of State on March 12, 2014, when the Certificate of Amendment was filed. The Increase in Authorized was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on March 4, 2014.

Subsequent Developments

On May 5, 2014, the effective date, the Company entered into an Asset/Intellectual Property Purchase Agreement with Classic Capital Inc.  Intellectual assets purchased relate to Bitcoin mining, pool development, operations, and server development.

On May 5, 2014, the Company entered into a Convertible Promissory Note with Classic Capital Inc. in accordance with the terms of the asset acquisition agreement in the sum of $150,000 with a May 5, 2015 maturity date.

On May 15, 2014, the Company entered into an Employment Agreement (the “Agreement”) with Brett Everett (“Mr. Everett”) an individual. Pursuant to the terms and conditions of the Agreement, Mr. Everett shall serve as the Corporation’s President and Chief Executive Officer and shall assume such other positions as reasonable requested by the Board of Directors, commencing on May 15, 2014 for a term of one (1) year, During the term of this agreement termination can be done by giving one month’s written notice of termination or at the discretion of the Company, payment in lieu of notice (based on the Contract Rate, as defined below, for one month), or some combination thereof.. In exchange for his services, Mr. Everett shall receive a monthly salary of Three Thousand Dollars ($3,000) which may be converted into shares of the Company’s common stock, at the sole discretion of the Company, per the terms and conditions of the Agreement. Mr. Everett will also receive a Five Thousand Five Hundred Dollar ($5,500) signing bonus for agreeing to the contract with the Company.

The foregoing summary description of the terms of the Agreement may not contain all information that is of interest to the reader. For furtherinformation regarding the terms and conditions of the Agreement, this reference is made to such agreement, which is filed as Exhibit 10.24, hereto and is incorporated herein by this reference.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 15, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 1.LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

From January 1, 2014 to March 31, 2014, the holders of convertible notes converted a total of $176,290 of principal and interest into 463,923,400 shares of our common stock.

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

2. Subsequent Issuances:

From April 1, 2014 to May 2, 2014, the holder of a convertible note converted a total of $97,303 of principal and interest into 324,922,910 shares of our common stock.

Other than above, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 12, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to Two Billion Five HundredFiftyMillion shares (2,550,000,000) of which Two Billion Five Hundred Million (2,500,000,000) shall be shares of Common Stock, par value $0.00001 per share, and Fifty Million (50,000,000) shall be shares of Preferred Stock, par value $0.00001,(the “Increase in Authorized”). The Increase in Authorized was effective with the Nevada Secretary of State on March 12, 2014, when the Certificate of Amendment was filed. The Increase in Authorized was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on March 4, 2014.

On May 5, 2014, the effective date, the Company entered into an Asset/Intellectual Property Purchase Agreement with Classic Capital Inc.  Intellectual assets purchased relate to Bitcoin mining, pool development, operations, and server development.

On May 5, 2014, the Company executed an Unsecured Promissory Note (the “Note”).  Under the terms of the Note, the Company has borrowed a total of $150,000, which accrues interest at an annual rate of 8% and has a maturity date of May 5, 2015.  The Note also contains customary events of default.

On May 15, 2014, the Company entered into an Employment Agreement (the “Agreement”) with Brett Everett (“Mr. Everett”) an individual. Pursuant to the terms and conditions of the Agreement, Mr. Everett shall serve as the Corporation’s President and Chief Executive Officer and shall assume such other positions as reasonable requested by the Board of Directors, commencing on May 15, 2014 for a term of one (1) year, During the term of this agreement termination can be done by giving one month’s written notice of termination or at the discretion of the Company, payment in lieu of notice (based on the Contract Rate, as defined below, for one month), or some combination thereof.. In exchange for his services, Mr. Everett shall receive a monthly salary of Three Thousand Dollars ($3,000) which may be converted into shares of the Company’s common stock, at the sole discretion of the Company, per the terms and conditions of the Agreement. Mr. Everett will also receive a Five Thousand Five Hundred Dollar ($5,500) signing bonus for agreeing to the contract with the Company.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed herewith.
3.2	Bylaws	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
10.01	Joint Venture Agreement by and between the Company and Beijing HuaJu Net Media Technology Co., Ltd., dated March 16, 2007	Filed with the SEC on March 19, 2007 as part of our Current Report on Form 8-K.
10.02	Share Purchase Agreement, by and between the Company and 722868 Ontario Ltd., dated October 5, 2009.	Filed with the SEC on October 9, 2009 as part of our Current Report on Form 8-K.
10.03	Share Exchange Agreement, by and among the Company and Cloud Data Corporation and its shareholders,, dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Current Report on Form 8-K.
10.04	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2013	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
10.05	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated July 17, 2012	Filed herewith.
10.06	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Dec 12, 2012	Filed herewith.
10.07	Unsecured Promissory note entered into between the Company and Direct Capital Group, Inc., dated Dec 31, 2012	Filed herewith.
10.08	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Jan 30, 2013	Filed herewith.
10.09	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated April 12, 2013	Filed herewith.
10.10	Convertible Redeemable Note Agreement by and between the Company and Direct Capital Group, Inc., dated May 16, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.11	Debt Settlement Agreement by and between the Company and Direct Capital Group, Inc., dated June 5, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.12	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and James Oakley, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.13	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and Shone Anstey, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.14	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.15	Convertible Promissory Note entered into by and between the Company and Direct Capital dated August 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.16	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.17	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.18	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.19	Convertible Promissory Note entered into by and between the Company and Direct Capital dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.21	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 11, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Asset/Intellectual Property Purchase Agreement entered into dated May 5, 2014, the effective date.	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.23	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.24 10.25 10.26 10.27 10.28 10.29 10.30

Employment Agreement by and between the Company and Brett Everett, dated May 15, 2014

Convertible Promissory Note entered into by and between the Company and Direct Capital dated January 31, 2014

Convertible Promissory Note entered into by and between the Company and Coventry Enterprises, LLC dated January 31, 2014

Convertible Promissory Note entered into by and between the Company and Prolific Group, LLC dated January 31, 2014

Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC dated February 26, 2014.

Convertible Promissory Note entered into by and between the Company and Direct Capital dated February 28, 2014

Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014

Filed herewith. Filed herewith. Filed herewith. Filed herewith. Filed herewith. Filed herewith. Filed herewith.
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

Dated: May 20, 2014

/s/ Brett Everett

BRETT EVERETT

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 20, 2014

/s/ Brett Everett

By: BRETT EVERETT

Its: Director