Form 10-K
period 2014-06-30
MICROELECTRONICS TECHNOLOGY Co
filed 2014-10-14
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Fiscal Year Ended June 30, 2014

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

MICROELECTRONICS TECHNOLOGY COMPANY

(Exact name of registrant as specified in its charter)

Nevada	001-32984	20-2675800
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)
500 N. Rainbow Blvd, Suite 300 Las Vegas, NV 89107 (Address of principal executive offices)

702-221-1938

(Registrant’s Telephone Number)

1155 Camino Del Mar, #172

Del Mar, CA 92014

(Former Address of Principal Executive Offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]No [X]

0

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

Large accelerated filer	.[ ]	Accelerated filer	[ ]
Non-accelerated filer	.[ ] (Do not check if a smaller reporting company)	Smaller reportingcompany	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2013was $118,795 based upon the price ($0.0009) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of September 29, 2014, there were1,627,898,324shares of the registrant’s $0.00001 par value Common Stock issued and outstanding.

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

On April 1, 2009, we acquired certain assets of First Light Resources, Inc. (“First Light”), relating to the mineral exploration of six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or our common stock. No cash was paid to First Light and a total 55,000 (post-stock split) shares of our common stock were issued to three designated parties of First Light. We also assumed a $10,912 account payable of First Light in connection with the transaction. Two of the six mineral claims have lapsed, but four claims remain in good standing as of March 31, 2014. Title to the mineral claims is being held in trust, on our behalf, by Dog Lake Exploration Inc. (“Dog Lake”). We may someday explore for precious metals on these claims, but those plans are on hold as result of our recent acquisition of Cloud Data on August 26, 2011 and our pursuit of that line of business. .

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

On March 12, 2014, our Company filed a certificate of amendment with the Nevada Secretary of State to give effect to an increase in the Company’s authorized capital from 950,000,000 to 2,500,000,000 shares of common stock with a par value of $0.00001 and left the amount of preferred stock authorized, unchanged at 50,000,000 shares, par value $0.00001.

On May 5, 2014, Microelectronics Technology Company, a Nevada corporation (the “Company”) entered into an Asset/Intellectual Property Purchase Agreement with Classic Capital Inc., a Belize corporation (“Classic Capital”), pursuant to which the Company acquired certain intellectual property assets related to Classic Capital’s Bitcoin mining Bitcoin pool development and operation, Bitcoin server development, administration business, and the perpetual and exclusive commercial license to Classic Capital’s mining pool software source code; in exchange for aggregate cash payments of $100,000 and a convertible note for $150,000 totaling $250,000, to be paid by the Company as follows:

Convertible Note:

(i)

a convertible promissory note in the amount of $150,000 that has a 12 month term, 8% interest rate, and is convertible into the Company’s common stock at 70% of the fifteen day average price prior to conversion,

Cash Payment:

(ii)

$100,000 in cash payments that are payable in two installments, the first installment is for $50,000 and is due on May 31, 2014, and the second installment is for $50,000 and due on June 30, 2014.

The assets acquired by the Company include Classic Capital’s intellectual property related to its Bitcoin mining Bitcoin pool development and operation and Bitcoin server development and administration as well as, but not limited to (i) patents (ii) trademarks, (iii) copyrights, (iv) registrations; (v) proprietary computer software, and (vi) trade secrets, and the perpetual and exclusive commercial license to Classic Capital’s mining pool software source code.

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

On May 27, 2014, our Company filed a certificate of amendment with the Nevada Secretary of State to give effect to an increase in the Company’s authorized capital from 2,500,000,000 to 7,500,000,000 shares of common stock with a par value of $0.00001 and left the amount of preferred stock authorized, unchanged at 50,000,000 shares, par value $0.00001.

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

Bitcoin Mining

Company has 100 servers mining Bitcoin 24 hours a day in its location in the Pacific Northwest.

August 21, 2014. Monarch Bay, California. Microelectronics Technology Corporation (OTCPK: MELY) The Company is pleased to announce that it will restart BTC Mining under the company’s BTCPOOLPARTY NEW site as of August 22, 2014.

The company has developed a redundant pool for immediate default in the event any technical difficulty in the future.

The company will initially operate the mining pool with its 100 Th/s servers as a private mining pool with the intention to open the pool up to the general public after a period of additional testing.

The Ghash.io current produces approximately 2.2 to 2.4 BTC per day based upon the company’s current hash rate, which fluctuates at or near between 80 and 100 TH/s per day depending on the machines stability.

The company has currently mined over 80 BTC to date with a current value in excess of $42,500.00.

It is the company’s belief that the BTCPOOLPARTY mining pool will find a BTC block chain every 6.9 days, which will provide for 25 BTC per block chain that will be awarded to the BTCPOOLPARTY mining pool.

This will allow for an average of 4.347 potential BTC Block chains to be discovered and awarded to the BTCPOOLPARTY mining pool per month with an average of 100 TH/s hash rate providing potential production of 108.69 BTC per 30-day period from the BTCPOOLPARTY mining pool in perfect conditions.

https://www.btcpoolparty.com/

Upon the successful integration of the company’s servers to the BTCPOOLPARTY mining pool and some reporting modifications are implemented, the company plans to open the mining pool to the general public as the first fully transparent and fully Audited Public Mining Pool.

More developments and timelines for the public launch will be provided in the near future.

The Company has continues negotiations with its current supplier of BTC Miners with the expectation that a supply of BTC Miners will be made available to the company over the next several weeks. The current delay is a result of developments in technology which allow for more efficient BTC Miners becoming available to market in the next several weeks which will potentially allow for an increase in production by almost 100 % while maintaining the same power consumption.

The company has been in negotiations for an investment by an institutional investor for a direct investment of up to fifteen million dollars. The investment return will be repayable in USD or BTC or combination thereof based upon final negotiations. Further details will be released upon closing.

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

Brett Everettis our soledirector who serves on a full-time basis.None of our employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be good.

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

An investment in the Company's common stock involves a high degree of risk. Oneshould carefully consider the following risk factors in evaluating an investmentin the Company's common stock. If any of the following risks actually occurs,the Company's business, financial condition, results of operations or cash flowcould be materially and adversely affected. In such case, the trading price ofthe Company's common stock could decline, and one could lose all or part ofone's investment. One should also refer to the other information set forth inthis report, including the Company's consolidated financial statements and therelated notes.

Our common stock is considered a "penny stock". The application of the "penny stock" rules to our common stock could limit the trading and liquidity of theCommon stock, adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

Our common stock is a "low-priced" security or "penny stock" under rulespromulgated under the Securities Exchange Act of 1934, as amended. In accordancewith these rules, broker-dealers participating in transactions in low-pricedsecurities must first deliver a risk disclosure document, which describes therisks associated with such stocks, the broker-dealer's duties in selling thestock, the customer's rights and remedies and certain market and otherinformation. Furthermore, the broker-dealer must make a suitabilitydetermination approving the customer for low-priced stock transactions based onthe customer's financial situation, investment experience and objectives.Broker-dealers must also disclose these restrictions in writing to the customer,obtain specific written consent from the customer, and provide monthly accountstatements to the customer. The effect of these restrictions will likelydecrease the willingness of broker-dealers to make a market in our common stock,will decrease liquidity of our common stock and will increase transaction costsfor sales and purchases of our common stock as compared to other securities.

The company continues to use significant amounts of cash for its business operations, which could result in us having insufficient cash to fund the company's operations and expenses under our current business plan.

The Company's liquidity and capital resources remain limited. There can be noassurance that the Company's liquidity or capital resource position would allowus to continue to pursue our current business strategy. Anyfluctuations or downturn in the securities market could adversely affect thevalue of ouroutstanding securities. As a result, without achieving growth in our business along the lines we have projected, we would have to alter our business plan or further augment our cash flow position through cost reductionmeasures, sales of assets, additional financings or a combination of theseactions. One or more of these actions would likely substantially diminish thevalue of its common stock.

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

The Company's business depends on the uninterrupted operation at the datacenters and the broadband networks run by the various service providers. Thedata centers may suffer for loss, damage, or interruption caused by fire, power loss, telecommunications failure, or other events beyond the Company. Any damageor failure that causesinterruptions in the Company's operations couldmaterially harm business, financial conditions, and results ofoperations.

In addition, the Company's services depend on the efficient operation of theInternet connections between customers and the data centers. The Company dependson Internet service providers efficiently operating these connections. Theseproviders have experienced periodic operational problems or outages in the past.Any of these problems or outages could adversely affect customer satisfactionand customers could be reluctant to use our Internet related services.

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

The Company has 7,500,000,000 common shares authorized, of which 1,627,898,324are currently issued and outstanding.  The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 50,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. Our Board of Directors has the ability to issue preferred stock without shareholder approval, especially in the event the offering is not subscribed sufficiently to constitute a majority of the issue and outstanding shares of common stock. As a result, our Board of Directors  could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell share of common stock at any reasonable price, if at all.

Future sales of substantial amounts of our common stock in the public market orthe perception that such sales could occur, could put downward selling pressureon our common stock and adversely affect its market price.

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

As the Company’s sole officer and director has other outside business activities, and may not be in a position to devote a majority of their time to the Company, which may result in periodic interruptions or business failure.

Mr. Everett our sole officer anddirector may have other business interests and currently devote approximately 20 hours per week to our operations. Mr. Everett may have to arrange leave from their current occupations to travel around the US and may not be able to do so at the exact period needed and this could cause an interruption to the company’s planned services, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business requires more business time of our sole officer and director, are prepared to adjust their timetables to devote more time to the Company’s business. However, they may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

Key management personnel may leave the Company, which could adversely affect the ability of the company to continue operations.

The Company is entirely dependent on the efforts of its sole officer and director. The Company does have an employment agreement in place with its sole officer and director. Their departure or the loss of any other key personnel in the future could have a material adverse effect on the business. The Company believes that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service. However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 500 N. Rainbow Blvd, Suite 300, Las Vegas, NV 89107. Thereis another three years on our lease at $2,400 per year. As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property. The Company does not currently own any real property.

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

In July 2008, the Company received a letter from theattorney of the investor relations firm which received1,400 restricted shares of common stock that had beenissued as partial compensation for certain specifiedinvestor relations services for a period of 3 monthscommencing March 1, 2008. The letter asserts that theCompany is obligated to issue an additional 842 shares ofcommon stock to the investor relations firm and failure todo so will result in legal action. The Company believesthat it has meritorious defenses to any legal actionbrought.

On or about November 2, 2012, the Company was named in a lawsuit by, NPNC Management LLC, in the Eighth Judicial District Court in Clark County, Nevada, Case No. A-12-671279-C, seeking payment of $24,074.23 for a breach of contract, which includes late charges, court fees and attorney’s fees. On or about April 16, 2013, a default judgment was entered against the Company.

Other than the foregoing, as of the date of this report we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the past two fiscal years, our fiscal year end is June 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.There has been very limited trading activity in our common stock, and the prices quoted may not be a reliable indication of the value of our common stock.

Fiscal Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 – High	$0.0046	0.0023	0.0014	0.0026
2014 – Low	$0.0044	0.0021	0.0010	0.0020
2013– High	$0.007	0.004	0.0027	0.0031
2013– Low	$0.003	0.0009	0.0006	0.0005

Record Holders

As of September 29, 2013, there were 1,627,898,324shares of the registrant’s $0.00001 par value common stock issued and outstanding and were owned by approximately 24 holders of record, based on information provided by our transfer agent.

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

Description of Registrant’s Securities

We have authorized capital stock consisting of 7,500,000,000 shares of common stock, $0.00001 par value per share (“Common Stock”) and 50,000,000 shares of preferred stock, $0.00001 par value per share (“Preferred Stock”).

Recent Sales of Unregistered Securities

From July 1, 2013 to September 30, 2013, the holder of convertible notes converted a total of $25,600 of principal and interest into 12,017,391 shares of our common stock at an average price of $0.0021.

On July 18, 2013, the Company executed a Convertible Promissory Note with JMJ Financial.  Under the terms of the note, the Company pays the holder a total of $61,050, which accrues interest at a one-time rate of 12% and has a maturity date of July 18, 2014.

On July 31, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $11,000 which accrues interest at an annual rate of 8% and has a maturity date of February 1, 2014.

On August 31, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $11,000 which accrues interest at an annual rate of 8% and has a maturity date of March 1, 2014.

On September 30, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $11,000 which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2014.

On September 30, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $46,215 which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2014.

From October 1, 2013 to December 31, 2013, the holder of convertible notes converted a total of $34,200 of principal and interest into 22,561,647 shares of our common stock at an average price of $0.0014.

On October 4, 2013, the Company executed a Convertible Promissory Note with Asher Enterprises.  Under the terms of the note the Company pays the holder a total of $21,135 which accrues interest at an annual rate of 8% and has a maturity date of July 8, 2014.

On October 11, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $190,084 which accrues interest at an annual rate of 6% and has a maturity date of October 11, 2014.

On October 31, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $16,000 which accrues interest at an annual rate of 8% and has a maturity date of May 1, 2014.

On November 30, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $16,000 which accrues interest at an annual rate of 8% and has a maturity date of June 1, 2014.

On December 31, 2013, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $16,000 which accrues interest at an annual rate of 8% and has a maturity date of July 1, 2014.

From January 1, 2014 to March 31, 2014, the holders of convertible notes converted a total of $210,990 of principal and interest into 463,923,400 shares of our common stock at an average price of $0.00043.

On January 31, 2014, the Company executed a Convertible Promissory Note with Coventry Enterprises, LLC.  Under the terms of the note, the Company pays the holder a total of $50,000, which accrues interest at an annual rate of 6% and has a maturity date of January 31, 2015.

On January 31, 2014, the Company executed a Convertible Promissory Note with Prolific Group, LLC.  Under the terms of the note, the Company pays the holder a total of $25,000, which accrues interest at an annual rate of 6% and has a maturity date of January 31, 2015.

On January 31, 2014, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $16,000 which accrues interest at an annual rate of 8% and has a maturity date of August 1, 2014.

On February 26, 2014, the Company executed a Convertible Promissory Note with LG Capital Funding, LLC.  Under the terms of the note, the Company pays the holder a total of $30,000, which accrues interest at an annual rate of 8% and has a maturity date of February 26, 2015.

On February 26, 2014, the Company executed a Convertible Promissory Note with LG Capital Funding, LLC.  Under the terms of the note, the Company pays the holder a total of $60,000, which accrues interest at an annual rate of 8% and has a maturity date of February 26, 2015.

On February 28, 2014, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $16,000 which accrues interest at an annual rate of 8% and has a maturity date of September 1, 2014.

On March 31, 2014, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $16,000 which accrues interest at an annual rate of 8% and has a maturity date of October 1, 2014.

From April 1, 2014 to June 30, 2014, the holder of a convertible note converted a total of $120,859 of principal and interest into 399,348,976 shares of our common stock.

On April 1, 2014, the Company executed a Convertible Promissory Note with New Venture Attorneys PC.  Under the terms of the note, the Company pays the holder a total of $50,000, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.

On April 11, 2014, the Company executed a Convertible Promissory Note with KBM Worldwide, Inc.  Under the terms of the note, the Company pays the holder a total of $37,500, which accrues interest at an annual rate of 8% and has a maturity date of January 15, 2015.

On April 16, 2014, the Company executed a Convertible Promissory Note with JMJ Financial.  Under the terms of the note, the Company pays the holder a total of $83,250, which accrues interest at a one-time rate of 12% and has a maturity date of April 16, 2015.

On April 30, 2014, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $48,000 which accrues interest at an annual rate of 8% and has a maturity date of November 1, 2014.

On May 5, 2014, the Company executed a Convertible Promissory Note with Classic Capital Inc.  Under the terms of the note, the Company pays the holder a total of $150,000, which accrues interest at an annual rate of 8% and has a maturity date of May 5, 2015.

On May 19, 2014, the Company executed a Convertible Promissory Note with Adar Bays, LLC.  Under the terms of the note, the Company pays the holder a total of $50,000, which accrues interest at an annual rate of 8% and has a maturity date of May 19, 2015.

On May 27, 2014, the Company executed a Convertible Promissory Note with Adar Bays, LLC.  Under the terms of the note, the Company pays the holder a total of $150,000, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.

On May 27, 2014, the Company executed a Convertible Promissory Note with Union Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $48,516, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.

On May 27, 2014, the Company executed a Convertible Promissory Note with Union Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $97,000, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.

On May 27, 2014, the Company executed a Convertible Promissory Note with Gel Properties, LLC.  Under the terms of the note, the Company pays the holder a total of $75,000, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.

On June 1, 2014, the Company executed an Unsecured Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $71,237 which accrues interest at an annual rate of 8% and is due on demand.

On June 12, 2014, the Company executed a Convertible Promissory Note with LG Capital Funding, LLC.  Under the terms of the note, the Company pays the holder a total of $32,000, which accrues interest at an annual rate of 8% and has a maturity date of June 12, 2015.

On June 12, 2014, the Company executed a Convertible Promissory Note with LG Capital Funding, LLC.  Under the terms of the note, the Company pays the holder a total of $40,000, which accrues interest at an annual rate of 8% and has a maturity date of June 12, 2015.

On June 30, 2014, the Company executed a Convertible Promissory Note with Classic Capital Inc.  Under the terms of the note, the Company pays the holder a total of $50,000, which accrues interest at an annual rate of 8% and has a maturity date of June 30, 2015.

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

Recent Issuances of Unregistered Securities Subsequent to our Fiscal Year end ofJune 30, 2014.

From July 1, 2014 to September24, 2014, the holders of convertible notes converted a total of $78,971 of principal and interest into 516,030,804 shares of our common stock at an average price of $0.000153.

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

Preferred Stock

The number of shares of Common stock to which a share of our Convertible Preferred shares will convert into common shares of the Company will be determined by the conversion price being either the less of $0.001 or shall equal the variable conversion price (the “Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the market price (the “Market Price”). The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading day period ending on the latest complete Trading Day prior to the Conversion Date. The Convertible Preferred shares will have voting rights equal to the amount of shares of our common stock that the Convertible Preferred shares are convertible into.

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

Working Capital

	June 30, 2014 $	June 30, 2013 $
Current Assets	29,938	5,328
Current Liabilities	1,600,839	651,100
Working Capital (Deficit)	(1,570,901)	(645,772)

		For the period from April 11, 2011(Inception) to June 30, 2014
	June 30, 2014	June 30, 2013
	$	$	$
Cash flows from (used in) operating activities	(528,704)	(313,663)	(843,724)
Cash flows from (used in) investing activities	(605,859)	(5,162)	(886,882)
Cash flows from (used in) financing activities	1,135,472	315,766	1,736,198
Net increase (decrease) in cash during the year	909	(3,059)	5,592

Cash Flows

Results for the Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

Revenues:

The Company’s revenues were $36,810 for the year ended June 30, 2014 compared to $15,421 in 2013.  This represents an increase of $21,387.  The increase is directly attributable to the Company starting to generate Bitcoin revenue.

Operating Expenses:

Operating expenses for the year ended June 30, 2014, and June 30, 2013, were $639,029 and $426,601, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase is the result of the Company growing its business

Other Income (Expense):

Other income (expense) for the year ended June 30, 2014, and June 30, 2013, were $(1,464,798) and $(216,653), respectively.  Other income (expense) consisted of change of derivative valuation and interest expense.

The loss or gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss:

Net loss for the year ended June 30, 2014, was $(2,103,826) compared with a net loss of $(643,254) for the year ended June 30, 2013.  The increased net loss is due to an increase in operating expenses and an increase in the accretion of convertible note discount and interest on convertible notes.

Results for the Period from April 11, 2011 (Inception) through June 30, 2014

Revenues:

The Company’s revenues for the period from April 11, 2011 (Inception) through June 30, 2014 were $52,233.

Operating Expenses:

Operating expenses for the period from April 11, 2011 (Inception) through June 30, 2014 were $1,362,152. Operating expenses consist primarily of consulting fees, management fees, office expenses and professional fees appropriate for being a public company.

Other Income (Expense):

Other income (expenses) for the period from April 11, 2011 (Inception) through June 30, 2014, were $(1,681,450).

Net Loss:

Net loss for the period April 11, 2011 (Inception) through June 30, 2014, was $(2,991,369). The net loss for this period was primarily related to operating expenses and convertible note interest expenses exceeding the amount of revenues for the period indicated.

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

As of June 30, 2014, total current assets were $29,938, which consisted primarily of cash and accounts receivable.

As of June 30, 2014, total current liabilities were $1,600,839, which consisted primarily of accounts payable and accrued expenses, a loans from a related parties and convertible debentures. We had negative net working capital of $1,570,901 as of June 30, 2014.

During the period from April 11, 2011 (inception) through June 30, 2014, operating activities used cash of $528,704. The cash used in operating activities related to general and administrative expenses, and non-cash items related to derivative instruments. Except for cash in the amount of $52,233 from sales of our products and management fee income, all of the cash during this period was provided by related party transactions and convertible debentures.

Intangible Assets

The Company’s intangible assets were $303,920 as of June 30, 2014.

Material Commitments

The Company’s material commitments were $0 as of June 30, 2014.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. As of June 30, 2014, we have an accumulated deficit of $2,991,369.

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

0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROELECTRONICS TECHNOLOGY COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY )

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONTENTS

June 30, 2014

Report of Independent Registered Public Accounting Firm
F-2

Consolidated Financial Statements

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders' Deficit	F-5-6

Statements of Cash Flows	F-7-8

Notes to Consolidated Financial Statements	F-9-33

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Microelectronics Technology Company and Subsidiaries

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheet
June 30, 2014 (unaudited) and June 30, 2013

	June 30,	June 30,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash	$ 5,592	4,683
Accounts receivable	18,171	645
Loan receivable	6,175	-
Total Current Assets	29,938	5,328
Non-Current Assets
Equipment	357,720	10,392
Intangible assets	303,920	88,276
Security deposit	3,465	-
Total Non-Current Assets	665,104	98,668

TOTAL ASSETS	$ 695,042	$ 103,996

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 74,311	141,977
Related party loans	3,356	102,991
Former related party loan	-	190,084
Stockholders' loans	4,540	4,540
Loan payable	4,975	4,975
Notes payable, net of discount	1,093,566	107,185
Derivative liabilities	420,092	99,348
Total Current Liabilities	1,600,839	651,100
Stockholders' Deficit
Preferred stock
Authorized: 50,000,000 shares, $0.00001 par value;
issued and outstanding: 110,000 shares as of
June 30, 2014 and June 30, 2013	1	1
Common Stock:
Authorized: 7,500,000,000 shares, $0.00001 par value;
issued and outstanding: 1,111,867,520 and 139,016,107
shares as of June 30, 2014 and June 30, 2013, respectively	11,119	1,390
Additional paid-in capital	2,112,852	377,447
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(2,991,369)	(887,543)
Total stockholders' Deficit	(905,797)	(547,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 695,042	$ 103,996

Microelectronics Technology Company
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
			Cumulative
			during the
			Development
			Stage
			from Inception
	For the years ended		(April 11, 2011
	June 30,		through
	2014	2013	June 30, 2014)
Revenue	$ 36,810	$ 7,423	$ 44,233

Management Fee Income - Related Party	-	8,000	8,000

Expenses
Advertising	110,313	73,130	274,642
Amortization expense	34,356	51,724	86,080
Consulting fees	101,369	57,845	182,293
Depreciation expense	5,067	5,211	10,787
Impairment of mineral claims	-	124,911	124,911
Management fees	105,000	60,000	235,000
Professional fees	154,762	29,178	215,596
Other General & Administrative	164,971	40,024	232,842
Total Expenses	675,839	442,024	1,362,152

Loss from Operations	(639,029)	(426,601)	(1,309,919)

Other Income (Expenses)
Other Income	162,723	-	162,723
Change in fair value of derivative	182,644	(93,087)	89,557
Convertible debt discount	(926,450)	(65,381)	(991,831)
Interest expense	(883,714)	(58,185)	(941,899)
Total Other Expenses	(1,464,798)	(216,653)	(1,681,450)

Loss before Income Taxes	(2,103,826)	(643,254)	(2,991,369)

Income Taxes	-	-	-

Net Loss	(2,103,826)	(643,254)	(2,991,369)

Net Loss per share, basic and diluted	$ (0)	$ (0)

Weighted average number of shares
outstanding; basic and diluted	446,364,917	116,954,132

MICROELECTRONICS TECHNOLOGY, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
							Deficit
							Accumulated
					Additional	Stock	during the	Total
	Common Stock	Preferred Stock		Paid-In	Subscriptions	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Balances, year end June 30, 2011	54,133,345	$ 541	110,000	$ 1	$ 177,858	$ (38,400)	$ (29,600)	$ 110,400
(Retroactive from the merger August 26,
2011, with Cloud Data Corp. Balances
except stock are those of Cloud Data Corp,
the accounting acquirer)
Shares issued August 26, 2011 in
reorganization at $0.002 per share	70,000,000	700	-	-	(177,858)	-	-	(177,158)
Net (loss) for the year	-	-	-	-	-	-	(214,689)	(214,689)
Balances June 30, 2012	124,133,345	$ 1,241	110,000	$ 1	$ -	$ (38,400)	$ (244,289)	$ (281,447)

Conversion of promissory notes to stock
January 25, 2013 - February 15, 2013	6,246,397	62	-	-	38,938	-	-	39,000
Elimination of derivative liabilities
January 25, 2013 - February 15, 2013	-	-	-	-	107,646	-	-	107,646
Elimination of debt	-	-	-	-	32,316	-	-	32,316
Conversion of promissory notes to stock
June 21, 2013	3,636,364	36	-	-	11,964	-	-	12,000
Elimination of derivative liabilities
June 21, 2013	-	-	-	-	21,474	-	-	21,474
Conversion of loan to preferred stock	-	-	1	0.01	165,000	-	-	165,000
Conversion of loan to common stock	16,000,000	160	-	-	-	-	-	160
Retired stock	(11,000,000)	(110)	-	-	110	-	-	-
Net (loss) for the year	-	-	-	-	-	-	(643,254)	(643,254)
Balances for June 30, 2013	139,016,106	1,390	110,001	1	377,448	(38,400)	(887,543)	(547,105)

Conversion of promissory notes to stock
July 2, 2013 - August 20, 2013	12,017,391	120	-	-	25,480	-	-	25,600
Elimination of derivative liabilities
July 2, 2013 - August 20, 2013	-	-	-	-	21,888	-	-	21,888
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	79,215	-	-	79,215
Common shares issued from $165,000 preferred share	45,000,000	450	-	-	(450)	-	-	-
Conversion of promissory notes to stock
October 28, 2013 - November 12, 2013	22,561,647	226	-	-	33,974	-	-	34,200
Elimination of derivative liabilities
October 28, 2013 - November 12, 2013	-	-	-	-	40,713	-	-	40,713
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	48,000	-	-	48,000
Conversion of promissory notes to stock
January 13, 2014 - March 31, 2014	463,923,400	4,640	-	-	171,650	-	-	176,290
Elimination of derivative liabilities
January 13, 2014 - March 31, 2014	-	-	-	-	316,169	-	-	316,169
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	48,000	-	-	48,000
Conversion of promissory notes to stock
April 1, 2014 - June 25, 2014	399,348,976	3,993	-	-	207,075	-	-	211,068
Elimination of derivative liabilities
April 1, 2014 - June 25, 2014	-	-	-	-	860,989	-	-	860,989
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	48,000	-	-	48,000
Cancellation of preferred share issued for loan	-	-	(1)	-0.01	(165,000)	-	-	(165,000)
Shares issued to Rancho Capital Management	30,000,000	300	-	-	(300)	-	-	-
Net (loss) for the period	-	-	-	-	-	-	(2,991,369)	(2,991,369)
Balances for June 30, 2014	1,111,867,520	11,119	110,000	1	2,112,852	(38,400)	(2,991,369)	(905,797)

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Statement of Cash Flow
		Cumulative
		during the
		Development
		Stage
	For the year	from Inception
	ended	(April 11, 2011)
	June 30	through
	2014	2013	June 30, 2014)
Operating Activities
Net Loss	(2,103,826)	(643,254)	(2,991,369)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Convertible debt issued for services rendered	-	32,316	32,316
Amortization expense	34,356	51,724	86,080
Interest expense	883,261	58,236	941,497
Change in derivative liabilities	(182,644)	93,086	(89,557)
Amortization of debt discount	926,450	65,381	991,831
Depreciation	5,067	5,210	10,786
Impairment of mineral claims	-	124,911	124,911
Adjustments in reorganization	-	-	61,475
Change in operating assets and liabilities:
Accounts receivable	(17,526)	(645)	(17,785)
Loan receivable	(6,175)	-	(6,175)
Prepaid expenses	-	-	668
Accounts payable and accrued expenses	(67,667)	(100,628)	11,598
Net cash provided by (used in) Operating Activities	(528,704)	(313,663)	(843,724)
Investing Activities
Acquisition of equipment	(352,394)	(5,162)	(368,506)
Acquisition of mineral claims	-	-	(124,911)
Acquisition of intangible assets	(250,000)	-	(390,000)
Security deposits	(3,465)	-	(3,465)
Net cash provided by (used in) Investing Activities	(605,859)	(5,162)	(886,882)
Financing Activities
Proceeds of issuance of common stocks	-	160	1,584
Proceeds of notes payable	1,425,191	170,000	1,595,191
Payments to Shareholders' loans	-	-	4,540
Proceeds of loan from Drake Group	-	-	4,975
Proceeds of loan from related parties	(99,635)	145,606	168,308
Former related party loan	(190,084)	-	-
Stock subscriptions receivable	-	-	(38,400)
Net cash provided by (used in) Financing Activities	1,135,472	315,766	1,736,198

Net increase (decrease) in cash	909	(3,059)	5,592

Cash at beginning of period	4,683	7,742	-

Cash at end of period	$ 5,592	$ 4,683	$ 5,592

Non-cash Investing and Financing Activities
Acquisition of intangible asset	$ -	$ -	$ 140,000
Preferred stock issued for debt settlement	$ (165,000)	$ 165,000	$ -
Net asset adjustment in reorganization	$ -	$ -	$ 177,858

The accompanying notes are an integral part of these consolidated financial statements.

Microelectronics Technology Company

  (A Development Stage Company)

Notes to Financial Statements as of June 30, 2014

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

The accompanying notes are an integral part of these consolidated financial statements.

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

Basic and Diluted Loss Per Share.

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

c)

Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturity of nine months or less at the time of issuance to be cash equivalents. The Company has no cash equivalents as of June 30, 2014 and June 30, 2012.

d)

Financial Instruments.

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

Income Taxes.

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

The accompanying notes are an integral part of these consolidated financial statements.

differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

g)

Foreign Currency Translation. The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)

Stock-based Compensation.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

k)

Going Concern

The accompanying notes are an integral part of these consolidated financial statements.

The Company is in the development stage and has generated $44,233 in revenues and has incurred a net loss of $2,991,369 since inception April 11, 2011. At June 30, 2014, the Company had $29,938 in current assets and $1,600,839 in current liabilities. Further, the Company incurred a loss of $2,103,826 for the year ended June 30, 2014. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

Note 5 – Intangible Asset

On August 25, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto-host thousands of domains per server and propagate them with unique content.  The Company expects the initial software to bring value to the Company for the first five years of its service and as such the software is classified as a definitive asset and is amortized over a 5-year period. As of June 30, 2014, the accumulated amortization is $79,693 and the carrying value is $60,307.

The accompanying notes are an integral part of these consolidated financial statements.

On May 5, 2014, the Company purchased intellectual property assets related to Bitcoin mining, Bitcoin pool development and operation and Bitcoin server development for $250,000 from Classic Capital, Inc.  The Company expects the intellectual property to bring value to the Company for the first six years of its service and as such the software is classified as a definitive asset and is amortized over a 6-year period. As of June 30, 2014, the accumulated amortization is $6,387 and the carrying value is $243,613.

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

As of June 30, 2014, $3,356 is due to related parties as compared to $102,991 for the period ended June 30, 2013.  The decrease is due to writing off old debt due to vendor/client relationship.

The Company is indebted to shareholders for $4,540 as of June 30, 2014 ($4,540 as of June 30, 2013), which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As of June 30, 2013, $190,084 was due to the Company’s former President and Director who resigned in June 2007. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

On October 11, 2013, Direct Capital acquired the debt and the Company executed an unsecured promissory note.

 As of June 30, 2014, $nil is due to Former Related Parties (June 30, 2013 - $190,084).

Note 9 – Convertible Notes Payable

	June 30,	June 30,
	2014	2013
Adar Bays Note #1	50,000	-
Adar Bays Note #2	150,000	-
Asher Note #2	-	20,500
Asher Note #3	-	32,500
Asher Note #4	-	37,500
Asher Note #5	-	-
Classic Capital Note #1	150,000	-
Classic Capital Note #2	50,000	-
Classic Capital Note #3	50,000	-
Coventry Note #1	-	-
Direct Capital Note #1	-	-
Direct Capital Note #2	-	-
Direct Capital Note #3	11,000	-
Direct Capital Note #4	11,000	-
Direct Capital Note #5	11,000	-
Direct Capital Note #6	46,215	-
Direct Capital Note #7	75,089	-
Direct Capital Note #8	-	-
Direct Capital Note #9	-	-
Direct Capital Note #10	16,000	-
Direct Capital Note #11	16,000	-
Direct Capital Note #12	16,000	-
Direct Capital Note #13	16,000	-
Direct Capital Note #14	48,000	-
Direct Capital Note #15	71,237	-
Gel Properties Note #1	-	30,000
Gel Properties Note #2	-	-
Gel Properties Note #3	60,600	-
JMJ Note #1	33,300	-
JMJ Note #2	83,250	-
KBM Worldwide Note #1	37,500	-
LG Capital Note #1	30,000	-
LG Capital Note #2	-	-
LG Capital Note #3	27,000	-
LG Capital Note #4	40,000	-
New Venture Note #1	50,000	-
Prolific Note #1	20,000	-
Union Capital Note #1	28,516	-
Union Capital Note #2	97,000	-
	$ 1,294,708	$ 120,500
Debt discount	(263,546)	(16,400)
Accrued interest	62,404	3,085
	$ 1,093,566	$ 107,185

Adar Bays, LLC Note #1

On May 19, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 19, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $460 (year ended June 30, 2013 - $0) in interest expense.

The accompanying notes are an integral part of these consolidated financial statements.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of June 30, 2014, principal balance of $50,000 (June 30, 2013 - $0), accrued interest of $460 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Adar Bays, LLC Note #2

On May 27, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $150,000 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $1,118 (year ended June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of June 30, 2014, principal balance of $150,000 (June 30, 2013 - $0), accrued interest of $1,118 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Asher Note #2

On December 12, 2012, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of September 14, 2013.  The Asher Note also contains customary events of default.   During the year ended June 30, 2014, the Company accrued $0 (year ended June 30, 2013 - $1,341) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $99,348 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a gain of $68,008 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $16,400 (year ended June 30, 2013 - $16,100) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 12,871,237 common shares upon the conversion of $20,500 of the principal balance and $1,300 interest, and $31,340 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 – $20,500), accrued interest of $0 (June 30, 2013 - $1,341), debt discount of $0 (June 30, 2013 - $16,400) and a derivative liability of $0 (June 30, 2013 - $99,348) was recorded.

Asher Note #3

On January 30, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $32,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of November 1, 2013.  The Asher Note also contains customary events of default.   During the year ended June 30, 2014, the Company accrued $224 (year ended June 30, 2013 - $1,076) in interest expense.

The accompanying notes are an integral part of these consolidated financial statements.

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

During the year ended June 30, 2014, the Company recorded a loss of $33,554 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $32,500 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 57,091,170 common shares upon the conversion of $32,500 of the principal balance and $1,300 in interest, and $81,791 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $32,500), accrued interest of $0 (June 30, 2013 - $1,076), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Asher Note #4

On April 12, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $37,500 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of January 16, 2014.  The Asher Note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $842 (year ended June 30, 2013 - $658) in interest expense.

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

During the year ended June 30, 2014, the Company recorded a gain of $10,696 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $37,500 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 63,661,604 common shares upon the conversion of $37,500 of the principal balance and $1,500 in interest, and $40,039 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $37,500), accrued interest of $0 (June 30, 2013 - $658), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Asher Note #5

On October 4, 2013, the Company executed an Unsecured Promissory Note (the “Asher Note”) to Asher Enterprises, Inc. (“Asher”).  Under the terms of the Asher Note, the Company has borrowed a total of $21,135 from Asher, which accrues interest at an annual rate of 8% and has a maturity date of July 8, 2014.  The Asher Note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $845 (year ended June 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $159,301 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

The accompanying notes are an integral part of these consolidated financial statements.

During the year ended June 30, 2014, the Company recorded a loss of $44,351 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $21,135 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 25,059,567 common shares upon the conversion of $21,135 of the principal balance and $845 in interest, and $203,652 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $0), accrued interest of $0 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Classic Capital Note #1

On May 5, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $150,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of May 5, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $1,841 (year ended June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 70% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for any of the fifteen trading days including the day upon which a Notice of Conversion is received by the Company.”

As of June 30, 2014, principal balance of $150,000 (June 30, 2013 - $0), accrued interest of $1,841 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Classic Capital Note #2

On May 31, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $50,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of May 31, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $329 (year ended June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 70% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for any of the fifteen trading days including the day upon which a Notice of Conversion is received by the Company.”

As of June 30, 2014, principal balance of $50,000 (June 30, 2013 - $0), accrued interest of $329 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Classic Capital Note #3

On June 30, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $50,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of June 30, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $0 (year ended June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 70% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for any of the fifteen trading days including the day upon which a Notice of Conversion is received by the Company.”

As of June 30, 2014, principal balance of $50,000 (June 30, 2013 - $0), accrued interest of $0 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Coventry Enterprises Note #1

The accompanying notes are an integral part of these consolidated financial statements.

On January 31, 2014, the Company arranged a debt swap under which a Direct Capital note for $50,000 was transferred to Coventry Enterprises, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on January 31, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $0 (year ended June 30, 2013 - $0) in interest expense.

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

During the year ended June 30, 2014, the Company recorded a gain of $117,103 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $50,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 92,556,773 common shares upon the conversion of $50,000 of the principal balance and $54,859 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $0), accrued interest of $0 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #1

On December 15, 2012 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $70,267.  The promissory note is unsecured, bears interest at 6% per annum, and matures on June 15, 2013.  Any principal amount not paid by the maturity date bears interest at 12% per annum. The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $2,403 (year ended June 30, 2013 - $0) in interest expense.

On June 28, 2013, the Company transferred the note balance of $70,267 to Gel Properties, LLC.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $0), accrued interest of $2,403 (June 30, 2013 - $0) and debt discount of $0 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #2

On December 31, 2012, the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $165,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2012.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $47,664 (year ended June 30, 2013 - $0) in interest expense.

On May 24, 2013, the Company issued one share of preferred stock to settle debt of $165,000. This certificate has been canceled and the remaining value of the note was reinstated.

On February 26, 2014, the Company transferred $60,000 of the note to LG Capital Funding, LLC.  On May 27, 2014, the Company transferred $75,000 of the note to Gel Properties, LLC.  On May 27, 2014, the Company transferred $30,000 in principal and $18,516 in interest of the note for a total of $48,516 to Union Capital, LLC.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $0), accrued interest of $29,148 (June 30, 2013 - $0) and debt discount of $0 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #3

The accompanying notes are an integral part of these consolidated financial statements.

On July 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $1,429 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $11,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $11,000 (June 30, 2013 - $0), accrued interest of $1,429 (June 30, 2013 - $0) and debt discount of $0 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #4

On August 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $1,236 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $11,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $11,000 (June 30, 2013 - $0), accrued interest of $1.236 (June 30, 2013 - $0) and debt discount of $0 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #5

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $1,031 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to

The accompanying notes are an integral part of these consolidated financial statements.

additional paid in capital and debt discount of $11,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $11,000 (June 30, 2013 - $0), accrued interest of $1,031 (June 30, 2013 - $0) and debt discount of $0 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #6

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $46,215.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $4,330 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $46,215 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $46,215 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $46,215 (June 30, 2013 - $0), accrued interest of $4,330 (June 30, 2013 - $0) and debt discount of $0 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #7

On October 11, 2013, the Company arranged a debt swap whereas Direct Capital Group acquired the debt from a former related party in the amount $190,084.  The promissory note is unsecured, bears interest at 6% per annum.  During the year ending June 30, 2014, the Company accrued $5,528 (year ended June 30, 2013 - $0) in interest expense.

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

During the year ended June 30, 2014, the Company recorded a gain of $46,708 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $190,084 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

On January 31, 2014, the Company transferred $50,000 of the note to Coventry Enterprises, LLC and $25,000 of the note to Prolific Group, LLC.

During the year ended June 30, 2014, the Company issued 64,274,468 common shares upon the conversion of $39,995 of the principal balance and $84,116 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $75,089 (June 30, 2013 - $0), accrued interest of $5,528 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $87,268 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #8

The accompanying notes are an integral part of these consolidated financial statements.

On October 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $1,040 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $16,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

On June 12, 2013, the Company transferred the note balance of $16,000 to LG Capital Funding, LLC.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $0), accrued interest of $1,040 (June 30, 2013 - $0) and debt discount of $0 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #9

On November 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $745 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $16,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

On June 12, 2013, the Company transferred the note balance of $16,000 to LG Capital Funding, LLC.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $0), accrued interest of $745 (June 30, 2013 - $0) and debt discount of $0 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #10

On December 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $631 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

The accompanying notes are an integral part of these consolidated financial statements.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $15,956 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $16,000 (June 30, 2013 - $0), accrued interest of $631 (June 30, 2013 - $0) and debt discount of $44 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #11

On January 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $526 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $14,099 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $16,000 (June 30, 2013 - $0), accrued interest of $526 (June 30, 2013 - $0) and debt discount of $1,901 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #12

On February 28, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $428 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $11,464 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $16,000 (June 30, 2013 - $0), accrued interest of $428 (June 30, 2013 - $0) and debt discount of $4,536 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #13

On March 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was

The accompanying notes are an integral part of these consolidated financial statements.

handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $319 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $16,000 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $7,913 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $16,000 (June 30, 2013 - $0), accrued interest of $319 (June 30, 2013 - $0) and debt discount of $8,087 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #14

On April 30, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended June 30, 2014, the Company accrued $642 (June 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended June 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $48,000 (June 30, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital and debt discount of $15,827 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $48,000 (June 30, 2013 - $0), accrued interest of $642 (June 30, 2013 - $0) and debt discount of $32,173 (June 30, 2013 - $0) was recorded.

Direct Capital Group Note #15

On June 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $71,237.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

During the year ended June 30, 2014, the Company accrued $453 (June 30, 2013 - $0) in interest expense.

As of June 30, 2014, principal balance of $71,237 (June 30, 2013 - $0) and accrued interest of $453 (June 30, 2013 - $0) was recorded.

Gel Properties Note #1

On June 28, 2013, the Company issued a convertible promissory note to Gel Properties, LLC.  Under the terms of the note, the Company has borrowed a total of $30,000 from Gel Properties, LLC, which accrues interest at an annual rate of 6% and has a maturity date of June 28, 2014.  The note also contains customary events of default.

During the year ended June 30, 2014, the Company accrued $1,543 (year ended June 30, 2013 - $10) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $33,641  being the fair value of the conversion feature which was determined using the Black-Scholes valuation

The accompanying notes are an integral part of these consolidated financial statements.

model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $29,779 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $30,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 28,453,891 common shares upon the conversion of $30,000 of the principal balance and $1,553 of interest, and $63,420 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $30,000), accrued interest of $0 (June 30, 2013 - $10), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Gel Properties Note #2

On June 28, 2013, the Company arranged a debt swap under which a Direct Capital note for $70,267 was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on June 28, 2014.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $2,869 (year ended June 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $75,173, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $51,380 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $70,267 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 157,829,310 common shares upon the conversion of $70,267 of the principal balance and $2,869 of interest, and $126,553 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $0), accrued interest of $0 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Gel Properties Note #3

On May 27, 2014, the Company arranged a debt swap under which a Direct Capital note for $75,000 was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on May 27, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $511 (year ended June 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $161,019, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a gain of $60,495 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $20,045 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

During the year ended June 30, 2014, the Company issued 20,166,667 common shares upon the conversion of $14,400 of the principal balance, and $23,134 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $60,600 (June 30, 2013 - $0), accrued interest of $511 (June 30, 2013 - $0), debt discount of $54,955 (June 30, 2013 - $0) and a derivative liability of $77,390 (June 30, 2013 - $0) was recorded.

JMJ Financial Note #1

On July 18, 2013, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company borrowed $27,750 on July18, 2013 and $33,300 on February 20, 2014 for a total of $61,050 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the date the funds were distributed, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of July 18, 2014 for the first payment and February 20, 2015 for the second payment.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $7,326 (year ended June 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $76,527 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $11,071 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $39,610 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 86,600,000 common shares upon the conversion of $27,750 of the principal balance and $3,300 of interest, and $42,569 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $33,300 (June 30, 2013 - $0), accrued interest of $3,996 (June 30, 2013 - $0), debt discount of $21,440 (June 30, 2013 - $0) and a derivative liability of $45,029 (June 30, 2013 - $0) was recorded.

JMJ Financial Note #2

On April 16, 2014, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company borrowed $49,950 on April 16, 2014 and $33,300 on June 23, 2014 for a total of $83,250 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the date the funds were distributed, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of April 16, 2015 for the first payment and June 23, 2015 for the second payment.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $0 (year ended June 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $414,278 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a gain of $301,708 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $10,903 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

As of June 30, 2014, principal balance of $83,250 (June 30, 2013 - $0), accrued interest of $0 (June 30, 2013 - $0), debt discount of $72,347 (June 30, 2013 - $0) and a derivative liability of $112,570 (June 30, 2013 - $0) was recorded.

KBM Worldwide Note #1

On April 11, 2014, the Company issued a convertible promissory note to KBM Worldwide, Inc.  Under the terms of the note, the Company has borrowed a total of $37,500 from KBM Worldwide, Inc., which accrues interest at an annual rate of 8% and has a maturity date of January 15, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $658 (year ended June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 58% of the market price, where market price is defined as “the average of the lowest three trading prices during the ten trading days prior to the conversion date.”

As of June 30, 2014, principal balance of $37,500 (June 30, 2013 - $0), accrued interest of $658 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

LG Capital Note #1

On February 26, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $30,000, which accrues interest at an annual rate of 8% and has a maturity date of February 26, 2015.  The note also contains customary events of default.   During the year ended June 30, 2014, the Company accrued $815 (year ended June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of June 30, 2014, principal balance of $30,000 (June 30, 2013 - $0), accrued interest of $815 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

LG Capital Note #2

On February 26, 2014, the Company arranged a debt swap under which a Direct Capital note for $60,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on February 26, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $476 (year ended June 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $90,113 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $336,716 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $60,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 209,177,486 common shares upon the conversion of $60,000 of the principal balance and $476 in interest, and $426,828 of the derivative liability was re-classified as additional paid in capital upon conversion.

The accompanying notes are an integral part of these consolidated financial statements.

As of June 30, 2014, principal balance of $0 (June 30, 2013 - $0), accrued interest of $0 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

LG Capital Note #3

On June 12, 2014, the Company arranged a debt swap under which two Direct Capital notes for $16,000 each was transferred to LG Capital Funding, LLC for a total amount of $32,000.  The promissory note is unsecured, bears interest at 8% per annum and matures on June 12, 2015.  The note also contains customary events of default.

During the year ended June 30, 2014, the Company accrued $121 (year ended June 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $53,930 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a gain of $7,782 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $1,578 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 4,558,405 common shares upon the conversion of $5,000 of the principal balance and $14 in interest, and $7,973 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $27,000 (June 30, 2013 - $0), accrued interest of $107 (June 30, 2013 - $0), debt discount of $30,422 (June 30, 2013 - $0) and a derivative liability of $38,176 (June 30, 2013 - $0) was recorded.

LG Capital Note #4

On June 12, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $40,000, which accrues interest at an annual rate of 8% and has a maturity date of June 12, 2015.  The note also contains customary events of default.   During the year ended June 30, 2014, the Company accrued $158 (year ended June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of June 30, 2014, principal balance of $40,000 (June 30, 2013 - $0), accrued interest of $158 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

New Venture Attorneys Note #1

On April 1, 2014, the Company executed an Unsecured Promissory Note to New Venture Attorneys PC.  Under the terms of the note, the Company has borrowed a total of $50,000, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  The note also contains customary events of default.   During the year ended June 30, 2014, the Company accrued $986 (year ended June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the lowest closing

The accompanying notes are an integral part of these consolidated financial statements.

bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of June 30, 2014, principal balance of $50,000 (June 30, 2013 - $0), accrued interest of $986 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Prolific Group Note #1

On January 31, 2014, the Company arranged a debt swap under which a Direct Capital note for $25,000 was transferred to Prolific Group, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on January 31, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $535 (year ended June 30, 2013 - $0) in interest expense.

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

During the year ended June 30, 2014, the Company recorded a gain of $39,842 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $13,219 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 55,550,836 common shares upon the conversion of $5,000 of the principal balance and $22,895 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $20,000 (June 30, 2013 - $0), accrued interest of $535 (June 30, 2013 - $0), debt discount of $11,781 (June 30, 2013 - $0) and a derivative liability of $23,245 (June 30, 2013 - $0) was recorded.

Union Capital Note #1

On May 27, 2014, the Company arranged a debt swap under which a Direct Capital note for $48,516 was transferred to Union Capital, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on May 27, 2015.  The note also contains customary events of default.  During the year ended June 30, 2014, the Company accrued $280 (year ended June 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $104,160 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a gain of $37,154 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $22,656 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 20,000,000 common shares upon the conversion of $20,000 of the principal balance and $30,590 of the derivative liability was re-classified as additional paid in capital upon conversion.

The accompanying notes are an integral part of these consolidated financial statements.

As of June 30, 2014, principal balance of $28,516 (June 30, 2013 - $0), accrued interest of $280 (June 30, 2013 - $0), debt discount of $25,860 (June 30, 2013 - $0) and a derivative liability of $36,417 (June 30, 2013 - $0) was recorded.

Union Capital Note #2

On May 27, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $97,000, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.   During the year ended June 30, 2014, the Company accrued $723 (year ended June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of June 30, 2014, principal balance of $97,000 (June 30, 2013 - $0), accrued interest of $723 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $0 (June 30, 2013 - $0) was recorded.

Note 10 – Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the year ending June 30, 2014, $434,047 of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

June 30,
2014
Balance, beginning of year	$ 99,348
Initial recognition of derivative liability	1,743,149
Fair value change in derivative liability	(182,644)
Conversion of derivative liability to APIC
Asher Note #2	(31,340)
Asher Note #3	(81,791)
Asher Note #4	(40,039)
Asher Note #5	(203,652)
Coventry Note #1	(54,859)
Direct Capital Note #7	(84,116)
Gel Note #1	(63,420)
Gel Note #2	(126,553)
Gel Note #3	(23,134)
JMJ Note #1	(42,569)
LG Capital Note #2	(426,828)
LG Capital Note #3	(7,973)
Prolific Note #1	(22,895)
Union Capital Note #1	(30,590)
Balance as of June 30, 2014	$ 420,094

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

From September 19, 2013 to September 26, 2013, partial conversion of 1 Convertible Preferred share was converted to 45,000,000 shares of common stock.  This 1 Convertible Preferred share was cancelled and the remaining value of $165,000 was reinstated.

On May 12, 2014, the Company issued 30,000,000 shares to Rancho Capital Management.

From July 1, 2013 to June 30, 2014, the holders of convertible notes converted a total of $391,649 of principal and interest into 897,851,414 shares of common stock.

As of June 30, 2014 the Company has authorized 7,500,000,000 shares of common stock, of which 1,111,867,520 shares are issued and outstanding.

Note 12 –Preferred Stock

As of June 30, 2014, the Company has authorized 50,000,000 shares of preferred stock, of which 110,000 shares are issued and outstanding.

Note 13 – Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	June 30,
	2014	2013
Operating loss for the year ended June 30	$ (2,103,826)	$ (643,254)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (715,301)	$ (218,706)
Unrecognized tax loses	(715,301)	(218,706)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $2,991,369 for tax purposes which will expire in 2025 if not utilized beforehand.

Note 14 – Subsequent Events

The accompanying notes are an integral part of these consolidated financial statements.

On July 2, 2014, the holder of a convertible note converted a total of $1,000 of principal into 10,000,000 shares of common stock at a price of $.0001.

On July 8, 2014, the holder of a convertible note converted a total of $1,000 of principal into 25,000,000 shares of common stock at a price of $.0004.

On July 11, 2014, the holder of a convertible note converted a total of $5,026 of principaland interest into 5,077,072 shares of common stock at a price of $.00099.

On July 16, 2014, the holder of a convertible note converted a total of $1,000 of principal into 10,000,000 shares of common stock at a price of $.0001.

On July 16, 2014, the holder of a convertible note converted a total of $150 of principal into 15,000,000 shares of common stock at a price of $.00001.

On July 22, 2014, the holder of a convertible note converted a total of $5,060 of principaland interest into 5,111,387 shares of common stock at a price of $.00099.

On July 30, 2014, the holder of a convertible note converted a total of $1,000 of principal into 10,000,000 shares of common stock at a price of $.0001.

On August 5, 2014, the holder of a convertible note converted a total of $3,268 of principaland interest into 3,026,134 shares of common stock at a price of $.00108.

On August 8, 2014, the holder of a convertible note converted a total of $1,000 of principal into 10,000,000 shares of common stock at a price of $.0001.

On August 12, 2014, the holder of a convertible note converted a total of $500 of principal into 50,000,000 shares of common stock at a price of $.00001.

On August 18, 2014, the holder of a convertible note converted a total of $1,000 of principal into 15,000,000 shares of common stock at a price of $.0000667.

On August19, 2014, the holder of a convertible note converted a total of $1,000 of principal into 10,000,000 shares of common stock at a price of $.0001.

On August 22, 2014, the holder of a convertible note converted a total of $12,500 of principal into 25,000,000 shares of common stock at a price of $.0005.

On August 27, 2014, the holder of a convertible note converted a total of $1,000 of principal into 20,000,000 shares of common stock at a price of $.00005.

On August 27, 2014, the holder of a convertible note converted a total of $1,000 of principal into 30,000,000 shares of common stock at a price of $.0000333.

On September 9, 2014, the holder of a convertible note converted a total of $12,000 of principal into 30,000,000 shares of common stock at a price of $.0004.

On September 11, 2014, the holder of a convertible note converted a total of $1,000 of principal into 18,000,000 shares of common stock at a price of $.000055.

On September 15, 2014, the holder of a convertible note converted a total of $1,000 of principal into 60,000,000 shares of common stock at a price of $.0000167.

On September 22, 2014, the holder of a convertible note converted a total of $1,003 of principal into 6,685,909 shares of common stock at a price of $.00015.

The accompanying notes are an integral part of these consolidated financial statements.

On September 23, 2014, the holder of a convertible note converted a total of $5,107 of principaland interest into 15,476,969 shares of common stock at a price of $.00033.

On September 24, 2014, the holder of a convertible note converted a total of $12,796 of principal into 42,653,333 shares of common stock at a price of $.0003.

On September 24, 2014, the holder of a convertible note converted a total of $10,000 of principal into 50,000,000 shares of common stock at a price of $.0002.

The accompanying notes are an integral part of these consolidated financial statements.

F-25

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

2.

The reports of Anton & Chia on the Company’s consolidated financial statements for the audit as of June 30, 2013, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

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

5.

The Company has provided Anton & Chia with a copy of the disclosures it is making in response to this Item.  The Company has requested Anton & Chia to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree.  The Company has filed the letter furnished by Anton & Chia as an exhibit to this Report.

New Independent Registered Public Accounting Firm

As of November 2013, the Company engaged a new independent registered auditor, W. T. Uniack& Co., CPA’s, P.C.

W.T. Uniack& Co., CPA’s P.C., currently, is the Company’s independent registered auditing firm (“Uniack”).  As of the date of this annual report, Uniack has not provided its report regarding the financial statements included in this annual report.

We believe that we have provided Uniack all of the information it needs to provide its report in a timely manner.  Despite numerous requests therefor, Uniack has been particularly unresponsive to our inquiries and requests regarding the status of its report; and, in that regard, Uniack will not provide us with the date that it anticipates that it will provide us with its report regarding those financial statements.  Uniack’s unprofessionalism and lack of cooperation regarding our financial statements may subject us to various undesired, negative consequences, which could affect our operations and reduce our profitability.

A copy of the Former Accountant’s letter provided to the Company was filed with the SEC on our Current Report, dated October 25, 2013.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of June 30, 2014, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending June 30, 2014,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

On April 1, 2014, the Company executed a Convertible Promissory Note with New Venture Attorneys PC.  Under the terms of the note, the Company pays the holder a total of $50,000, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.

On April 11, 2014, the Company executed a Convertible Promissory Note with KBM Worldwide, Inc.  Under the terms of the note, the Company pays the holder a total of $37,500, which accrues interest at an annual rate of 8% and has a maturity date of January 15, 2015.

On April 16, 2014, the Company executed a Convertible Promissory Note with JMJ Financial.  Under the terms of the note, the Company pays the holder a total of $83,250, which accrues interest at a one-time rate of 12% and has a maturity date of April 16, 2015.

On April 30, 2014, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $48,000 which accrues interest at an annual rate of 8% and has a maturity date of November 1, 2014.

On May 5, 2014, the Company executed a Convertible Promissory Note with Classic Capital Inc.  Under the terms of the note, the Company pays the holder a total of $150,000, which accrues interest at an annual rate of 8% and has a maturity date of May 5, 2015.

On May 19, 2014, the Company executed a Convertible Promissory Note with Adar Bays, LLC.  Under the terms of the note, the Company pays the holder a total of $50,000, which accrues interest at an annual rate of 8% and has a maturity date of May 19, 2015.

On May 27, 2014, the Company executed a Convertible Promissory Note with Adar Bays, LLC.  Under the terms of the note, the Company pays the holder a total of $150,000, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.

On May 27, 2014, the Company executed a Convertible Promissory Note with Union Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $48,516, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.

On May 27, 2014, the Company executed a Convertible Promissory Note with Union Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $97,000, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.

On May 27, 2014, the Company executed a Convertible Promissory Note with Gel Properties, LLC.  Under the terms of the note, the Company pays the holder a total of $75,000, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.

On June 1, 2014, the Company executed an Unsecured Promissory Note with Direct Capital Group, Inc.  Under the terms of the note the Company pays the holder a total of $71,237 which accrues interest at an annual rate of 8% and is due on demand.

On June 12, 2014, the Company executed a Convertible Promissory Note with LG Capital Funding, LLC.  Under the terms of the note, the Company pays the holder a total of $32,000, which accrues interest at an annual rate of 8% and has a maturity date of June 12, 2015.

On June 12, 2014, the Company executed a Convertible Promissory Note with LG Capital Funding, LLC.  Under the terms of the note, the Company pays the holder a total of $40,000, which accrues interest at an annual rate of 8% and has a maturity date of June 12, 2015.

On June 30, 2014, the Company executed a Convertible Promissory Note with Classic Capital Inc.  Under the terms of the note, the Company pays the holder a total of $50,000, which accrues interest at an annual rate of 8% and has a maturity date of June 30, 2015.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Brett Everett	36	President, Treasurer, Secretary, & Director	November 2, 2011

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

Resignation of Director

On or about September 11, 2011, Michael Lee, a member of the Board of Directors of the Company, submitted his resignation to pursue other interests, effective immediately.  The Board of Directors accepted Mr. Lee’s resignation and thanked him for his service to the Company as a director.  Mr. Lee’s resignation is not due to any disagreements with the Company or any officer or director of the Company.

Identification of Significant Employees

We have no significant employees, other than Brett Everett, our President, Chief Executive Officer, and Director.

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

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

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

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

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

(8)

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2014, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended June 30, 2014 and 2013. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brett Everett(1) President, CEO, CFO, Secretary, Treasurer and Director	2014	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) The Company’s officer and directors currently devote approximately 20 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Microelectronics Technology Company and the research and development associated with expanding the Company to new markets. Mr. Everett is the President, Secretary, Treasurer and a Director of the Company.	(2)

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended June 30, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September29, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Brett Everett 14 MONARCH BAY PLAZA MONARCH BAY, CALIFORNIA 92629	Common	-0-	0%
All Officers and Directors as a Group	Common	-0-	0%
5% Shareholders
	Common	-0-	-0-

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

(2)

Based on1,627,898,324 issued and outstanding shares of common stock as of September 29, 2014.

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

According to the NASDAQ definition, Brett Everett is not an independent director because he is also an executive officer of the Company.Michael Lee is an independent director as he is not also, an officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

		Year Ended June 30, 2014		Year Ended June 30, 2013
Audit fees		$20,550		$14,078
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$
Total		$20,550		$14,078

Audit Fees

During the fiscal years ended June 30, 2014, we incurred approximately $20,550 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended June 30, 2014.

During the fiscal year ended June 30, 2013, we incurred approximately $14,078 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2014 and 2013for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2014 and 2013for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2014 and 2013for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil and $nil, respectively.

PART IV

ITEM 15.EXHIBITS.

(a)Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation, as of March 12, 2014.	Filed herewith.
3.1(b)	Amended and Restated Articles of Incorporation, as of May 27, 2014.	Filed herewith.
3.2	Bylaws	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
10.01	Joint Venture Agreement by and between the Company and Beijing HuaJu Net Media Technology Co., Ltd., dated March 16, 2007	Filed with the SEC on March 19, 2007 as part of our Current Report on Form 8-K.
10.02	Share Purchase Agreement, by and between the Company and 722868 Ontario Ltd., dated October 5, 2009.	Filed with the SEC on October 9, 2009 as part of our Current Report on Form 8-K.
10.03	Share Exchange Agreement, by and among the Company and Cloud Data Corporation and its shareholders,, dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Current Report on Form 8-K.
10.04	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2013	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
10.05	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated July 17, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.06	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Dec 12, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.07	Unsecured Promissory note entered into between the Company and Direct Capital Group, Inc., dated Dec 31, 2012	Filed herewith.
10.08	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Jan 30, 2013	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.09	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated April 12, 2013	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.10	Convertible Redeemable Note Agreement by and between the Company and Direct Capital Group, Inc., dated May 16, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.11	Debt Settlement Agreement by and between the Company and Direct Capital Group, Inc., dated June 5, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.12	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and James Oakley, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.13	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and Shone Anstey, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.14	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.15	Convertible Promissory Note entered into by and between the Company and Direct Capital dated August 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.16	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.17	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.18	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.19	Convertible Promissory Note entered into by and between the Company and Direct Capital dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.20	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.21	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 11, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Asset/Intellectual Property Purchase Agreement entered into dated May 5, 2014, the effective date.	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.23	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.24	Employment Agreement by and between the Company and Brett Everett, dated May 15, 2014.	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered into by and between the Company and Direct Capital dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered into by and between the Company and Coventry Enterprises, LLC dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered into by and between the Company and Prolific Group, LLC dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC dated February 26, 2014.	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered into by and between the Company and Direct Capital dated February 28, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Convertible Promissory Note entered into by and between the Company and New Venture Attorneys, PC dated April 1, 2014	Filed Herewith.
10.32	Convertible Promissory Note entered into by and between the Company and KBM Worldwide, Inc. dated April 11, 2014	Filed Herewith.
10.33	Convertible Promissory Note entered into by and between the Company and JMJ Financial dated April 16, 2014	Filed Herewith.
10.34	Convertible Promissory Note entered into by and between the Company and Direct Capital dated April 30, 2014	Filed Herewith.
10.35	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed Herewith.
10.36	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC, dated May 19, 2014	Filed Herewith.
10.37	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC, dated May 27, 2014	Filed Herewith.
10.38	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC, dated May 27, 2014	Filed Herewith.
10.39	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC, dated May 27, 2014	Filed Herewith.
10.40	Convertible Promissory Note entered into by and between the Company and Gel Properties, LLC dated May 27, 2014	Filed Herewith.
10.41	Convertible Promissory Note entered into by and between the Company and Direct Capital dated June 1, 2014	Filed Herewith.
10.42	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated June 12, 2014	Filed Herewith.
10.43	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated June 12, 2014	Filed Herewith.
10.44	Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014	Filed Herewith.
10.45	Convertible Promissory Note entered into by and between the Company and Classic Capital dated June 30, 2014	Filed Herewith.
10.46	Convertible Promissory Note entered into by and between the Company and Asher Enterprises dated October 4, 2013	Filed Herewith.
10.47	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 15, 2012	Filed Herewith.
10.48	Convertible Promissory Note entered into by and between the Company and Gel Properties dated June 28, 2013	Filed Herewith.
10.49	Convertible Promissory Note entered into by and between the Company and LG Capital dated February 26, 2014	Filed Herewith.
14.01	Code of Ethics	Filed with the SEC on August 11, 2006 as part of our Annual Report on Form 10-KSB.
16.01	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
16.02	Representative Letter from Anton & Chia, LLP	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: October14, 2014

/s/ Brett Everett

By: Brett Everett

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: October14, 2014

/s/ Brett Everett

Brett Everett– Director