Form 10-K/A
period 2014-06-30
MICROELECTRONICS TECHNOLOGY Co
filed 2014-11-03
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

0

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

Documents incorporated by reference: None

Explanatory Note

The amended Annual Report on Form 10-K/A is filed to include our auditor’s opinion, as the Annual Report on Form 10-K for the period that this amended report is filed did not include any such opinion.  The audit firm engaged to audit our financial statements did not complete the audit and, therefore, was dismissed.  The Company engaged a new audit firm to audit the financial statements included in the amended report, and that firm’s opinion is included herein.  No other material changes were made to that Form 10-K.

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

On April 1, 2009, we acquired certain assets of First Light Resources, Inc. (“First Light”), relating to the mineral exploration of six mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or our common stock. No cash was paid to First Light and a total 55,000 (post-stock split) shares of our common stock were issued to three designated parties of First Light. We also assumed a $10,912 account payable of First Light in connection with the transaction. Two of the six mineral claims have lapsed, but four claims remain in good standing as of June 30, 2014. Title to the mineral claims is being held in trust, on our behalf, by Dog Lake Exploration Inc. (“Dog Lake”). We may someday explore for precious metals on these claims, but those plans are on hold as result of our recent acquisition of Cloud Data on August 26, 2011 and our pursuit of that line of business. On March 22, 2013 the Company decided to no longer support any of the mineral claims and therefore took an asset impairment charge equal to the amount of the mineral claims of $124,911.

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

In their audit report, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to the Company, we believe that if we do not raise additional capital within 12 months, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations and you could lose your entire investment.

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

The company’s management could issue additional shares, since the company has 7,500,000,000 authorized common shares, diluting the current shareholders’ equity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 500 N. Rainbow Blvd, Suite 300, Las Vegas, NV 89107. Thereis another three years on our lease at $6,000 per year. As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company does not currently own any real property.

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

Working Capital

	June 30, 2014 $	June 30, 2013 $
Current Assets	29,938	5,328
Current Liabilities	1,600,839	651,100
Working Capital (Deficit)	(1,570,901)	(645,772)

Cash Flows		For the period from April 11, 2011(Inception) to June 30, 2014
	June 30, 2014	June 30, 2013
	$	$	$
Cash flows from (used in) operating activities	(528,704)	(313,663)	(843,724)
Cash flows from (used in) investing activities	(605,859)	(5,162)	(886,882)
Cash flows from (used in) financing activities	1,135,472	315,766	1,736,198
Net increase (decrease) in cash during the year	909	(3,059)	5,592

Results for the Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

Revenues:

The Company’s revenues were $36,810 for the year ended June 30, 2014 compared to $15,421 in 2013.  This represents an increase of $21,387.  The increase is directly attributable to the Company starting to generate Bitcoin revenue.

Operating Expenses:

Operating expenses for the year ended June 30, 2014, and June 30, 2013, were $675,839 and $442,024, respectively.  Operating expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase is the result of the Company growing its business

Other Income (Expense):

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

Net Loss:

Net loss for the year ended June 30, 2014, was $2,103,826 compared with a net loss of $643,254 for the year ended June 30, 2013.  The increased net loss is due to an increase in operating expenses and an increase in the accretion of convertible note discount and interest on convertible notes.

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

During the period from April 11, 2011 (inception) through June 30, 2014, operating activities used cash of $843,724. The cash used in operating activities related to general and administrative expenses, and non-cash items related to derivative instruments. Except for cash in the amount of $52,233 from sales of our products and management fee income, all of the cash during this period was provided by related party transactions and convertible debentures.

Intangible Assets

The Company’s intangible assets were $303,920, net of amortization, as of June 30, 2014.

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

0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICROELECTRONICS TECHNOLOGY COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY )

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONTENTS

June 30, 2014

Report of Independent Registered Public Accounting Firm
F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Stockholders' Deficit	F-5-6

Consolidated Statements of Cash Flows	F-7-8

Notes to Consolidated Financial Statements	F-9-33

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Microelectronics Technology Company

Las Vegas, Nevada

I have audited the accompanying consolidated balance sheets of Microelectronics Technology Company (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2014 and 2013, and the related notes to the consolidated financial statements.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits.  I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor wasI engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit ofapproximately $3 million and has used approximately $844,000 of cash due to its operating activities since inception. The Companymay not have adequate readily available resources to fund operations through June 30, 2015. This raises substantialdoubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are alsodescribed in Note 3. The financial statements do not include any adjustments that might result from the outcome of thisuncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

November 2, 2014

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheet
June 30, 2014 and June 30, 2013

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
Stockholders' Deficit
Preferred stock
Authorized: 50,000,000 shares, $0.00001 par value;
issued and outstanding: 110,000 shares as of
June 30, 2014 and June 30, 2013, respectively	1	1
Common Stock:
Authorized: 7,500,000,000 shares, $0.00001 par value;
issued and outstanding: 1,111,867,520 and 139,016,107
shares as of June 30, 2014 and June 30, 2013, respectively	11,119	1,390
Additional paid-in capital	2,112,852	377,447
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(2,991,369)	(887,543)
Total stockholders' Deficit	(905,797)	(547,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 695,042	$ 103,996

Microelectronics Technology Company
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
			Cumulative
			during the
			Development
			Stage
			from Inception
	For the years ended		(April 11, 2011
	June 30,		through
	2014	2013	June 30, 2014)
Revenue	$ 36,810	$ 7,423	$ 44,233

Management Fee Income - Related Party	-	8,000	8,000

Expenses
Advertising	110,313	73,130	274,642
Amortization expense	34,356	51,724	86,080
Consulting fees	101,369	57,845	182,293
Depreciation expense	5,067	5,211	10,787
Impairment of mineral claims	-	124,911	124,911
Management fees	105,000	60,000	235,000
Professional fees	154,762	29,178	215,596
Other General & Administrative	164,972	40,025	232,843
Total Expenses	675,839	442,024	1,362,152

Loss from Operations	(639,029)	(426,601)	(1,309,919)

Other Income (Expenses)
Other Income	162,723	-	162,723
Change in fair value of derivative	182,644	(93,087)	89,557
Convertible debt discount	(926,450)	(65,381)	(991,831)
Interest expense	(883,714)	(58,185)	(941,899)
Total Other Expenses	(1,464,797)	(216,653)	(1,681,450)

Loss before Income Taxes	(2,103,826)	(643,254)	(2,991,369)

Income Taxes	-	-	-

Net Loss	(2,103,826)	(643,254)	(2,991,369)

Net Loss per share, basic and diluted	$ (0)	$ (0)

Weighted average number of shares
outstanding; basic and diluted	446,364,917	116,954,132

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
except stock are those of Cloud Data Corp,
the accounting acquirer)
Shares issued August 26, 2011 in
reorganization at $0.002 per share	70,000,000	700	-	-	(177,858)	-	-	(177,158)
Net (loss) for the year	-	-	-	-	-	-	(214,689)	(214,689)
Balances June 30, 2012	124,133,345	$ 1,241	110,000	$ 1	$ -	$ (38,400)	$ (244,289)	$ (281,447)

Conversion of promissory notes to stock
January 25, 2013 - February 15, 2013	6,246,397	63	-	-	38,937	-	-	39,000
Elimination of derivative liabilities
January 25, 2013 - February 15, 2013	-	-	-	-	107,646	-	-	107,646
Elimination of debt	-	-	-	-	32,316	-	-	32,316
Conversion of promissory notes to stock
June 21, 2013	3,636,364	36	-	-	11,964	-	-	12,000
Elimination of derivative liabilities
June 21, 2013	-	-	-	-	21,474	-	-	21,474
Conversion of loan to preferred stock	-	-	1	0.01	165,000	-	-	165,000
Conversion of loan to common stock	16,000,000	160	-	-	-	-	-	160
Retired stock	(11,000,000)	(110)	-	-	110	-	-	-
Net (loss) for the year	-	-	-	-	-	-	(643,254)	(643,254)
Balances for June 30, 2013	139,016,106	1,390	110,001	1	377,448	(38,400)	(887,543)	(547,105)

Conversion of promissory notes to stock
July 2, 2013 - August 20, 2013	12,017,391	120	-	-	25,480	-	-	25,600
Elimination of derivative liabilities
July 2, 2013 - August 20, 2013	-	-	-	-	21,888	-	-	21,888
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	79,217	-	-	79,217
Common shares issued from $165,000 preferred share	45,000,000	450	-	-	(450)	-	-	-
Conversion of promissory notes to stock
October 28, 2013 - November 12, 2013	22,561,647	226	-	-	33,974	-	-	34,200
Elimination of derivative liabilities
October 28, 2013 - November 12, 2013	-	-	-	-	40,713	-	-	40,713
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	48,000	-	-	48,000
Conversion of promissory notes to stock
January 13, 2014 - March 31, 2014	463,923,400	4,640	-	-	171,650	-	-	176,290
Elimination of derivative liabilities
January 13, 2014 - March 31, 2014	-	-	-	-	316,169	-	-	316,169
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	48,000	-	-	48,000
Conversion of promissory notes to stock
April 1, 2014 - June 25, 2014	399,348,976	3,993	-	-	207,075	-	-	211,068
Elimination of derivative liabilities
April 1, 2014 - June 25, 2014	-	-	-	-	860,989	-	-	860,989
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	48,000	-	-	48,000
Cancellation of preferred share issued for loan	-	-	(1)	-0.01	(165,000)	-	-	(165,000)
Shares issued to Rancho Capital Management	30,000,000	300	-	-	(300)	-	-	-
Net (loss) for the period	-	-	-	-	-	-	(2.103,826)	(2,103,826)
Balances for June 30, 2014	1,111,867,520	11,119	110,000	1	2,112,852	(38,400)	(2,991,369)	(905,797)

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

Microelectronics Technology Company

  (A Development Stage Company)

Notes to Financial Statements as of June 30, 2014

(Expressed in US Dollars)

Note 1 –Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cloud Data Corporation, a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is June 30, 2014 and 2013.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

c)

Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturity of nine months or less at the time of issuance to be cash equivalents. The Company has no cash equivalents as of June 30, 2014 and June 30, 2013.

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

g)

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

j)

Development Stage Company

The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as April 11, 2011. Since inception, the Company has incurred an operating loss of $2,991,369. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since April 11, 2011 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

k)

Going Concern

The Company is in the development stage and has generated $52,233 in revenues and has incurred a net loss of $2,991,369 since inception April 11, 2011. At June 30, 2014, the Company had $29,938 in current assets and $1,600,839 in current liabilities. Further, the Company incurred a loss of $2,103,826 for the year ended June 30, 2014. In view of these conditions, the ability of the Company to continue as a going

The accompanying notes are an integral part of these consolidated financial statements.

concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

On October 11, 2013, Direct Capital acquired the debt and the Company executed an unsecured promissory note.

 As of June 30, 2014, $0is due to Former Related Parties (June 30, 2013 - $190,084).

Note 9 – Convertible Notes Payable

	June 30,	June 30,
	2014	2013
Adar Bays Note #1	50,000	-
Adar Bays Note #2	150,000	-
Asher Note #2	-	20,500
Asher Note #3	-	32,500
Asher Note #4	-	37,500
Asher Note #5	-	-
Classic Capital Note #1	150,000	-
Classic Capital Note #2	50,000	-
Classic Capital Note #3	50,000	-
Coventry Note #1	-	-
Direct Capital Note #1	-	-
Direct Capital Note #2	-	-
Direct Capital Note #3	11,000	-
Direct Capital Note #4	11,000	-
Direct Capital Note #5	11,000	-
Direct Capital Note #6	46,215	-
Direct Capital Note #7	75,089	-
Direct Capital Note #8	-	-
Direct Capital Note #9	-	-
Direct Capital Note #10	16,000	-
Direct Capital Note #11	16,000	-
Direct Capital Note #12	16,000	-
Direct Capital Note #13	16,000	-
Direct Capital Note #14	48,000	-
Direct Capital Note #15	71,238	-
Gel Properties Note #1	-	30,000
Gel Properties Note #2	-	-
Gel Properties Note #3	60,600	-
JMJ Note #1	33,300	-
JMJ Note #2	83,250	-
KBM Worldwide Note #1	37,500	-
LG Capital Note #1	30,000	-
LG Capital Note #2	-	-
LG Capital Note #3	27,000	-
LG Capital Note #4	40,000	-
New Venture Note #1	50,000	-
Prolific Note #1	20,000	-
Union Capital Note #1	28,516	-
Union Capital Note #2	97,000	-
	$ 1,294,708	$ 120,500
Debt discount	(263,546)	(16,400)
Accrued interest	62,404	3,085
	$ 1,093,566	$ 107,185

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

Direct Capital Group Note #15

On June 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $71,238.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

During the year ended June 30, 2014, the Company accrued $453 (June 30, 2013 - $0) in interest expense.

As of June 30, 2014, principal balance of $71,238(June 30, 2013 - $0) and accrued interest of $453 (June 30, 2013 - $0) was recorded.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

June 30,
2014
Balance, beginning of year	$ 99,348
Initial recognition of derivative liability	1,743,147
Fair value change in derivative liability	(182,644)
Conversion of derivative liability to APIC
Asher Note #2	(31,340)
Asher Note #3	(81,791)
Asher Note #4	(40,039)
Asher Note #5	(203,652)
Coventry Note #1	(54,859)
Direct Capital Note #7	(84,116)
Gel Note #1	(63,420)
Gel Note #2	(126,553)
Gel Note #3	(23,134)
JMJ Note #1	(42,569)
LG Capital Note #2	(426,828)
LG Capital Note #3	(7,973)
Prolific Note #1	(22,895)
Union Capital Note #1	(30,590)
Balance as of June 30, 2014	$ 420,092

Note 11 – Common Stock

On August 26, 2011, the Company issued 70,000,000 shares at $0.002 per share pursuant to a Share Exchange Agreement with Cloud Date Corporation. An intangible asset of $140,000 was recorded.

The accompanying notes are an integral part of these consolidated financial statements.

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

New Independent Registered Public Accounting Firm

As of November 2013, the Company engaged a new independent registered auditor, W. T. Uniack & Co., CPA’s, P.C.

W.T. Uniack & Co., CPA’s P.C., currently, is the Company’s independent registered auditing firm (“Uniack”).  As of the date of this annual report, Uniack has not provided its report regarding the financial statements included in this annual report.

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

On October 16, 2014, the Company’s board of directors dismissed W. T. Uniack & Company as independent registered auditor.

On October 24, 2014, the Company engaged a new independent registered auditor, Terry L. Johnson, CPA,

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

Dated: November 3, 2014

/s/ Brett Everett

By: Brett Everett

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 3, 2014

/s/ Brett Everett

Brett Everett– Director