Form 10-Q
period 2014-09-30
MICROELECTRONICS TECHNOLOGY Co
filed 2014-11-14
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended September 30, 2014

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

(702) 221-1938

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

Yes [X] No[  ]

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

As of October 21, 2014, there were 1,659,532,541 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

ITEM 1.FINANCIAL STATEMENTS

MICROELECTRONICS TECHNOLOGY COMPANY

(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2014 (unaudited)

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheet
September 30, 2014 and June 30, 2014

	September 30,	June 30,
	2014	2014
ASSETS	(Unaudited)
Current Assets
Cash	$ 1,727	5,592
Accounts receivable	254	18,171
Loan receivable	240,778	6,175
Total Current Assets	242,759	29,938
Non-Current Assets
Equipment	345,165	357,720
Intangible assets	286,377	303,920
Security deposit	3,465	3,465
Total Non-Current Assets	635,007	665,104

TOTAL ASSETS	$ 877,766	$ 695,042

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 74,472	74,311
Related party loans	54,719	3,356
Former related party loan	-	-
Stockholders' loans	4,540	4,540
Loan payable	4,975	4,975
Notes payable, net of discount	1,407,624	1,093,566
Derivative liabilities	387,223	420,092
Total Current Liabilities	1,933,553	1,600,839
Stockholders' Deficit
Preferred stock
Authorized: 50,000,000 shares, $0.00001 par value;
issued and outstanding: 110,000 shares as at
September 30, 2014 and June 30, 2013	1	1
Common Stock:
Authorized: 7,500,000,000 shares, $0.00001 par value;
issued and outstanding: 1,577,898,324 and 1,111,867,520 shares
as at September 30, 2014 and June 30, 2014, respectively	15,779	11,119
Additional paid-in capital	2,620,773	2,112,852
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(3,653,940)	(2,991,369)
Total stockholders' Deficit	(1,055,787)	(905,797)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 877,766	$ 695,042

Microelectronics Technology Company
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

			Cumulative
			during the
			Development
			Stage
			from Inception
	For the three month period ended		(April 11, 2011
	September 30,		through
	2014	2013	September 30, 2014)
Revenue	$ 13,238	$ 3,846	$ 57,471

Management Fee Income - Related Party	-	-	8,000

Expenses
Advertising	18,796	18,000	293,438
Amortization expense	17,543	-	103,623
Consulting fees	16,390	14,442	198,683
Depreciation expense	18,846	-	29,633
Impairment of mineral claims	-	-	124,911
Management fees	30,000	15,000	265,000
Professional fees	47,215	9,950	262,811
Other General & Administrative	192,522	17,871	425,364
Total Expenses	341,311	75,263	1,703,463

Loss from Operations	(328,073)	(71,417)	(1,637,992)

Other Income (Expenses)
Other Income	-	-	162,723
Change in fair value of derivative	104,848	70,792	194,405
Convertible debt discount	-	(50,616)	(991,831)
Interest expense	(439,346)	(58,325)	(1,381,245)
Total Other Expenses	(334,498)	(38,149)	(2,015,948)

Loss before Income Taxes	(662,571)	(109,566)	(3,653,940)

Income Taxes	-	-	-

Net Loss	(662,571)	(109,566)	(3,653,940)

Net Loss per share, basic and diluted	$ (0)	$ (0)

Weighted average number of shares
outstanding; basic and diluted	1,283,261,536	151,172,769

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Statement of Cash Flow

			Cumulative
			during the
			Development
			Stage
	For the three months		from Inception
	ended		(April 11, 2011)
	September 30,		to
	2014	2013	September 30, 2014)
Operating Activities
Net Loss	(662,571)	(109,566)	(3,653,940)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Convertible debt issued for services rendered	-	-	32,316
Amortization expense	17,543	-	103,623
Interest expense	155,393	58,325	1,096,890
Change in derivative liabilities	(104,848)	(70,792)	(194,405)
Amortization of debt discount	283,953	50,616	1,275,784
Depreciation	18,846	1,099	29,632
Impairment of mineral claims	-	-	124,911
Adjustments in reorganization	-	-	61,475
Change in operating assets and liabilities:
Accounts receivable	17,917	179	132
Loan receivable	(234,603)	-	(240,778)
Prepaid expenses	-	-	668
Accounts payable and accrued expenses	161	8,580	11,759
Net cash provided by (used in) Operating Activities	(508,210)	(61,559)	(1,351,934)
Investing Activities
Acquisition of equipment	(6,291)	(6,237)	(374,797)
Acquisition of mineral claims	-	-	(124,911)
Acquisition of intangible assets	-	-	(390,000)
Security deposits	-	-	(3,465)
Net cash provided by (used in) Investing Activities	(6,291)	(6,237)	(893,173)
Financing Activities
Proceeds of issuance of common stocks	-	-	1,584
Proceeds of notes payable	459,273	104,215	2,054,464
Payments to Shareholders' loans	-	-	4,540
Proceeds of loan from Drake Group	-	-	4,975
Proceeds of loan from related parties	51,363	(39,622)	219,671
Former related party loan	-	-	-
Stock subscriptions receivable	-	-	(38,400)
Net cash provided by (used in) Financing Activities	510,636	64,593	2,246,834

Net increase (decrease) in cash	(3,865)	(3,202)	1,727

Cash at beginning of period	5,592	4,683	-

Cash at end of period	$ 1,727	$ 1,481	$ 1,727

Non-cash Investing and Financing Activities
Acquisition of intangible asset	$ -	$ -	$ 140,000
Preferred stock issued for debt settlement	$ -	$ -	$ -
Net asset adjustment in reorganization	$ -	$ -	$ 177,858

Microelectronics Technology Company

(A Development Stage Company)

Notes to Financial Statements as of September 30, 2014

(Expressed in US Dollars)

Note 1 –Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cloud Data Corporation, a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is June 30, 2015 and 2014.

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

c)

Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturity of nine months or less at the time of issuance to be cash equivalents. The Company has no cash equivalents as of September 30, 2014 and June 30, 2014.

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

k)

Going Concern

The Company is in the development stage and has generated $65,471 in revenues and has incurred a net loss of $3,653,940 since inception April 11, 2011. At September 30, 2014, the Company had $242,759in current assets and $1,933,553 in current liabilities. Further, the Company incurred a loss of $662,571for the three months ended September 30, 2014. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments, which would be necessary should the Company be unable to continue as a going concern.

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

Note 5 – Intangible Asset

On August 25, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto-host thousands of domains per server and propagate them with unique content.  The Company expects the initial software to bring value to the Company for the first five years of its service and as such the software is classified as a definitive asset and is amortized over a 5-year period. As of September 30, 2014, the accumulated amortization is $86,742 and the carrying value is $53,257.

On May 5, 2014, the Company purchased intellectual property assets related to Bitcoin mining, Bitcoin pool development and operation and Bitcoin server development for $250,000 from Classic Capital, Inc.  The Company expects the intellectual property to bring value to the Company for the first six years of its service and as such the software is classified as a definitive asset and is amortized over a 6-year period. As of September 30, 2014, the accumulated amortization is $16,880 and the carrying value is $233,120.

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

As of September 30, 2014, $54,719 is due to related parties as compared to $63,369 for the period ended September 30, 2013.

The Company is indebted to shareholders for $4,540 as of September 30, 2014 ($4,540 as of September 30, 2013), which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As of September 30, 2013, $190,084 was due to the Company’s former President and Director who resigned in June 2007. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

On October 11, 2013, Direct Capital acquired the debt and the Company executed an unsecured promissory note.

 As of September 30, 2014, $0 is due to Former Related Parties (September 30, 2013 - $190,084).

Note 9 – Convertible Notes Payable

	September 30,	June 30,
	2014	2014
Adar Bays Note #1	50,000	50,000
Adar Bays Note #2	150,000	150,000
Adar Bays Note #3	33,333	-
Classic Capital Note #1	150,000	150,000
Classic Capital Note #2	50,000	50,000
Classic Capital Note #3	50,000	50,000
Direct Capital Note #3	11,000	11,000
Direct Capital Note #4	-	11,000
Direct Capital Note #5	-	11,000
Direct Capital Note #6	-	46,215
Direct Capital Note #7	74,439	75,089
Direct Capital Note #10	-	16,000
Direct Capital Note #11	-	16,000
Direct Capital Note #12	16,000	16,000
Direct Capital Note #13	16,000	16,000
Direct Capital Note #14	16,000	48,000
Direct Capital Note #15	71,237	71,237
Direct Capital Note #16	61,722	-
Direct Capital Note #17	48,000	-
Direct Capital Note #18	82,150	-
Gel Properties Note #3	-	60,600
JMJ Note #1	-	33,300
JMJ Note #2	83,250	83,250
KBM Worldwide Note #1	37,500	37,500
KBM Worldwide Note #2	32,500	-
LG Capital Note #1	30,000	30,000
LG Capital Note #3	12,000	27,000
LG Capital Note #4	40,000	40,000
LG Capital Note #5	54,000	-
LG Capital Note #6	55,000	-
New Venture Note #1	50,000	50,000
Prolific Note #1	20,000	20,000
Union Capital Note #1	-	28,516
Union Capital Note #2	97,000	97,000
Union Capital Note #3	25,198	-
Union Capital Note #4	110,000	-
Union Capital Note #5	32,333	-
	$ 1,558,662	$ 1,294,708
Debt discount	(289,688)	(263,546)
Accrued interest	93,005	62,404
	$ 1,361,979	$ 1,093,566

Adar Bays, LLC Note #1

On May 19, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 19, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $1,008 (year ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $50,000 (September 30, 2013 - $0), accrued interest of $1,468 (September 30, 2013 - $0), a debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

Adar Bays, LLC Note #2

On May 27, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $150,000 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $3,025 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $150,000 (September 30, 2013 - $0), accrued interest of $4,143 (September 30, 2013 - $0), a debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

Adar Bays, LLC Note #3

On May 27, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $33,333 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $979 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $150,000 (September 30, 2013 - $0), accrued interest of $979 (September 30, 2013 - $0), a debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

Classic Capital Note #1

On May 5, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $150,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of May 5, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $3,025 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 70% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for any of the fifteen trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $150,000 (September 30, 2013 - $0), accrued interest of $4,866 (September 30, 2013 - $0), a debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

Classic Capital Note #2

On May 31, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $50,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of May 31, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $1,088 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 70% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for any of the fifteen trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $50,000 (September 30, 2013 - $0), accrued interest of $1,337 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

Classic Capital Note #3

On June 30, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $50,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of June 30, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $1,008 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 70% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for any of the fifteen trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $50,000 (September 30, 2013 - $0), accrued interest of $1,008 (September 30, 2013 - $0), a debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

Direct Capital Group Note #3

On July 31, 2013, the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedSeptember 30, 2014, the Company accrued $610 (September 30, 2013 - $147) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the three months ended September 30, 2014, a debt discount of $0 (three months ended September 30, 2013 - $3,627) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $11,000 (September 30, 2013 - $11,000), accrued interest of $2,039 (September 30, 2013 - $147) and a debt discount of $0 (September 30, 2013 - $7,373) was recorded.

Direct Capital Group Note #4

On August 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedSeptember 30, 2014, the Company accrued $524 (September 30, 2013 - $72) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the three months ended September 30, 2014, a debt discount of $524 (three months ended September 30, 2013 - $1,813) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $11,000 to LG Capital Funding, LLC.

As of September 30, 2014, principal balance of $0 (September 30, 2013 - $11,000), accrued interest of $1,760 (September 30, 2013 - $72) and a debt discount of $0 (September 30, 2013 - $9,187) was recorded.

Direct Capital Group Note #5

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedSeptember 30, 2014, the Company accrued $524 (September 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the three months ended September 30, 2014, a debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $11,000 to LG Capital Funding, LLC.

As of September 30, 2014, principal balance of $0 (September 30, 2013 - $11,000), accrued interest of $1,554 (September 30, 2013 - $0) and debt discount of $0 (September 30, 2013 - $11,000) was recorded.

Direct Capital Group Note #6

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $46,215.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedSeptember 30, 2014, the Company accrued $501 (September 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $46,215 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the three months ended September 30, 2014, a debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

On July 18, 2014, the Company transferred the note balance of $46,215 to Union Capital, LLC.

As of September 30, 2014, principal balance of $0 (September 30, 2013 - $46,215), accrued interest of $4,831 (September 30, 2013 - $0) and a debt discount of $0 (September 30, 2013 - $46,215) was recorded.

Direct Capital Group Note #7

On October 11, 2013, the Company arranged a debt swap whereas Direct Capital Group acquired the debt from a former related party in the amount $190,084.  The promissory note is unsecured, bears interest at 6% per annum.  During the three months ending September 30, 2014, the Company accrued $1,130 (three months ended September 30, 2013 - $0) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a gain of $13,970 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

On January 31, 2014, the Company transferred $50,000 of the note to Coventry Enterprises, LLC and $25,000 of the note to Prolific Group, LLC.

During the three months endedSeptember 30, 2014, the Company issued 65,000,000 common shares upon the conversion of $650 of the principal balance, and $734 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of September 30, 2014, principal balance of $74,439 (September 30, 2013 - $0), accrued interest of $6,657 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $72,563 (September 30, 2013 - $0) was recorded.

Direct Capital Group Note #10

On December 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedSeptember 30, 2014, the Company accrued $164 (September 30, 2013 - $0) in interest expense.

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

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the three months ended September 30, 2014, a debt discount of $44 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

On July 18, 2014, the Company transferred the note balance of $16,000 to Union Capital, LLC.

As of September 30, 2014, principal balance of $0 (September 30, 2013 - $0), accrued interest of $795 (September 30, 2013 - $0) and debt discount of $0 (September 30, 2013 - $0) was recorded.

Direct Capital Group Note #11

On January 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedSeptember 30, 2014, the Company accrued $63 (September 30, 2013 - $0) in interest expense.

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

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the three months ended September 30, 2014, a debt discount of $1,901 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

On July 18, 2014, the Company transferred the note balance of $16,000 to Union Capital, LLC.

As of September 30, 2014, principal balance of $0 (September 30, 2013 - $0), accrued interest of $589 (September 30, 2013 - $0) and debt discount of $0 (September 30, 2013 - $0) was recorded.

Direct Capital Group Note #12

On February 28, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedSeptember 30, 2014, the Company accrued $501 (September 30, 2013 - $0) in interest expense.

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

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the three months ended September 30, 2014, a debt discount of $4,536 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $16,000 (September 30, 2013 - $0), accrued interest of $929 (September 30, 2013 - $0) and debt discount of $0 (September 30, 2013 - $0) was recorded.

Direct Capital Group Note #13

On March 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedSeptember 30, 2014, the Company accrued $323 (September 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the three months ended September 30, 2014, a debt discount of $8,042 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $16,000 (September 30, 2013 - $0), accrued interest of $642 (September 30, 2013 - $0) and debt discount of $44 (September 30, 2013 - $0) was recorded.

Direct Capital Group Note #14

On April 30, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedSeptember 30, 2014, the Company accrued $877 (September 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the three months ended September 30, 2014, a debt discount of $26,608 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $32,000 to LG Capital Funding, LLC.

As of September 30, 2014, principal balance of $16,000 (September 30, 2013 - $0), accrued interest of $1,519 (September 30, 2013 - $0) and debt discount of $5,565 (September 30, 2013 - $0) was recorded.

Direct Capital Group Note #15

On June 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $71,238.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

During the three months endedSeptember 30, 2014, the Company accrued $1,436 (September 30, 2013 - $0) in interest expense.

As of September 30, 2014, principal balance of $71,238 (September 30, 2013 - $0) and accrued interest of $1,889 (September 30, 2013 - $0) was recorded.

Direct Capital Group Note #16

On July 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $61,722.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

During the three months endedSeptember 30, 2014, the Company accrued $1,231 (September 30, 2013 - $0) in interest expense.

As of September 30, 2014, principal balance of $61,722 (September 30, 2013 - $0) and accrued interest of $1,231 (September 30, 2013 - $0) was recorded.

Direct Capital Group Note #17

On July 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months endedSeptember 30, 2014, the Company accrued $642 (September 30, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the three months ended September 30, 2014, a debt discount of $15,827 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $48,000 (September 30, 2013 - $0), accrued interest of $642 (September 30, 2013 - $0) and debt discount of $32,173 (September 30, 2013 - $0) was recorded.

Direct Capital Group Note #18

On August 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $82,150.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

During the three months endedSeptember 30, 2014, the Company accrued $1,080 (September 30, 2013 - $0) in interest expense.

As of September 30, 2014, principal balance of $82,150 (September 30, 2013 - $0) and accrued interest of $1,080 (September 30, 2013 - $0) was recorded.

Gel Properties Note #3

On May 27, 2014, the Company arranged a debt swap under which a Direct Capital note for $75,000 was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on May 27, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $363 (three months ended September 30, 2013 - $0) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a loss of $3,810 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $54,955 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

During the three months endedSeptember 30, 2014, the Company issued 84,685,909 common shares upon the conversion of $60,600 of the principal balance and $874 in interest, and $81,200 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of September 30, 2014, principal balance of $0 (September 30, 2013 - $0), accrued interest of $0 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

JMJ Financial Note #1

On July 18, 2013, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company borrowed $27,750 on July18, 2013 and $33,300 on February 20, 2014 for a total of $61,050 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the date the funds were distributed, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of July 18, 2014 for the first payment and February 20, 2015 for the second payment.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $0 (three months ended September 30, 2013 - $0) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a gain of $3,648 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $21,440 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

During the three months endedSeptember 30, 2014, the Company issued 97,653,333 common shares upon the conversion of $33,300 of the principal balance and $3,996 of interest, and $41,380 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of September 30, 2014, principal balance of $0 (September 30, 2013 - $0), accrued interest of $0 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

JMJ Financial Note #2

On April 16, 2014, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company borrowed $49,950 on April 16, 2014 and $33,300 on June 23, 2014 for a total of $83,250 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the date the funds were distributed, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of April 16, 2015 for the first payment and June 23, 2015 for the second payment.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $5,994 (three months ended September 30, 2013 - $0) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a gain of $22,285 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $27,017 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $83,250 (September 30, 2013 - $0), accrued interest of $5,994 (September 30, 2013 - $0), debt discount of $45,330 (September 30, 2013 - $0) and a derivative liability of $90,285 (September 30, 2013 - $0) was recorded.

KBM Worldwide Note #1

On April 11, 2014, the Company issued a convertible promissory note to KBM Worldwide, Inc.  Under the terms of the note, the Company has borrowed a total of $37,500 from KBM Worldwide, Inc., which accrues interest at an annual rate of 8% and has a maturity date of January 15, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $756 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 58% of the market price, where market price is defined as “the average of the lowest three trading prices during the ten trading days prior to the conversion date.”

As of September 30, 2014, principal balance of $37,500 (September 30, 2013 - $0), accrued interest of $1,414 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

KBM Worldwide Note #2

On July 15, 2014, the Company issued a convertible promissory note to KBM Worldwide, Inc.  Under the terms of the note, the Company has borrowed a total of $32,500 from KBM Worldwide, Inc., which accrues interest at an annual rate of 8% and has a maturity date of April 17, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $548 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 58% of the market price, where market price is defined as “the average of the lowest three trading prices during the ten trading days prior to the conversion date.”

As of September 30, 2014, principal balance of $32,500 (September 30, 2013 - $0), accrued interest of $548 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

LG Capital Note #1

On February 26, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $30,000, which accrues interest at an annual rate of 8% and has a maturity date of February 26, 2015.  The note also contains customary events of default.   During the three months endedSeptember 30, 2014, the Company accrued $605 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $44,287 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months endedSeptember 30, 2014, the Company recorded a gain of $7,804 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $5,707 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $30,000 (September 30, 2013 - $0), accrued interest of $1,420 (September 30, 2013 - $0), debt discount of $24,293 (September 30, 2013 - $0) and a derivative liability of $36,483 (September 30, 2013 - $0) was recorded.

LG Capital Note #3

On June 12, 2014, the Company arranged a debt swap under which two Direct Capital notes for $16,000 each was transferred to LG Capital Funding, LLC for a total amount of $32,000.  The promissory note is unsecured, bears interest at 8% per annum and matures on June 12, 2015.  The note also contains customary events of default.

During the three months endedSeptember 30, 2014, the Company accrued $371 (three months ended September 30, 2013 - $0) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a loss of $1,380 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $19,648 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

During the three months endedSeptember 30, 2014, the Company issued 25,665,428 common shares upon the conversion of $15,000of the principal balance and $194 in interest, and $24,963 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of September 30, 2014, principal balance of $12,000 (September 30, 2013 - $0), accrued interest of $284 (September 30, 2013 - $0), debt discount of $10,774 (September 30, 2013 - $0) and a derivative liability of $14,593 (September 30, 2013 - $0) was recorded.

LG Capital Note #4

On June 12, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $40,000, which accrues interest at an annual rate of 8% and has a maturity date of June 12, 2015.  The note also contains customary events of default.   During the three months endedSeptember 30, 2014, the Company accrued $807 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $40,000 (September 30, 2013 - $0), accrued interest of $964 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

LG Capital Note #5

On September 17, 2014, the Company arranged a debt swap under which three Direct Capital notes for $11,000, $11,000 and $32,000 was transferred to LG Capital Funding, LLC for a total amount of $54,000.  The promissory note is unsecured, bears interest at 8% per annum and matures on September 17, 2015.  The note also contains customary events of default.During the three months endedSeptember 30, 2014, the Company accrued $154 (three months ended September 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $68,325 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months endedSeptember 30, 2014, the Company recorded a gain of $2,655 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $1,923 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $54,000 (September 30, 2013 - $0), accrued interest of $154 (September 30, 2013 - $0), debt discount of $52,077 (September 30, 2013 - $0) and a derivative liability of $65,670 (September 30, 2013 - $0) was recorded.

LG Capital Note #6

On September 17, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $55,000, which accrues interest at an annual rate of 8% and has a maturity date of September 17, 2015.  The note also contains customary events of default.   During the three months endedSeptember 30, 2014, the Company accrued $157 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $55,000 (September 30, 2013 - $0), accrued interest of $157 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

New Venture Attorneys Note #1

On April 1, 2014, the Company executed an Unsecured Promissory Note to New Venture Attorneys PC.  Under the terms of the note, the Company has borrowed a total of $50,000, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  The note also contains customary events of default.   During the three months endedSeptember 30, 2014, the Company accrued $1,008 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $61,389 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months endedSeptember 30, 2014, the Company recorded a gain of $585 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $272 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $50,000 (September 30, 2013 - $0), accrued interest of $1,995 (September 30, 2013 - $0), debt discount of $49,728 (September 30, 2013 - $0) and a derivative liability of $60,805 (September 30, 2013 - $0) was recorded.

Prolific Group Note #1

On January 31, 2014, the Company arranged a debt swap under which a Direct Capital note for $25,000 was transferred to Prolific Group, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on January 31, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $302 (three months ended September 30, 2013 - $0) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a gain of $3,748 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $7,811 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $20,000 (September 30, 2013 - $0), accrued interest of $837 (September 30, 2013 - $0), debt discount of $3,970 (September 30, 2013 - $0) and a derivative liability of $19,496 (September 30, 2013 - $0) was recorded.

Union Capital Note #1

On May 27, 2014, the Company arranged a debt swap under which a Direct Capital note for $48,516 was transferred to Union Capital, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on May 27, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $0 (three months ended September 30, 2013 - $0) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a loss of $6,937 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $25,860 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

During the three months endedSeptember 30, 2014, the Company issued 23,026,134 common shares upon the conversion of $28,516 of the principal balance and $178 in interest, and $43,353 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of September 30, 2014, principal balance of $0 (September 30, 2013 - $0), accrued interest of $103 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

Union Capital Note #2

On May 27, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $97,000, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.   During the three months endedSeptember 30, 2014, the Company accrued $1,956 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $97,000 (September 30, 2013 - $0), accrued interest of $2,679 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

Union Capital Note #3

On July 18, 2014, the Company arranged a debt swap under which three Direct Capital notes for $46,215, $16,000 and $16,000 was transferred to Union Capital, LLC for a total amount of $82,450.  The promissory note is unsecured, bears interest at 8% per annum and matures on May 27, 2015.  The note also contains customary events of default.  During the three months endedSeptember 30, 2014, the Company accrued $982 (three months ended September 30, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $161,503 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months endedSeptember 30, 2014, the Company recorded a gain of $62,280 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $62,361 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

During the three months endedSeptember 30, 2014, the Company issued 170,000,000 common shares upon the conversion of $57,252 of the principal balanceand $496 in interest, and $71,896 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of September 30, 2014, principal balance of $25,198 (September 30, 2013 - $0), accrued interest of $485 (September 30, 2013 - $0), debt discount of $20,089 (September 30, 2013 - $0) and a derivative liability of $27,328 (September 30, 2013 - $0) was recorded.

Union Capital Note #4

On July 18, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $110,000, which accrues interest at an annual rate of 8% and has a maturity date of July 18, 2015.  The note also contains customary events of default.   During the three months ended September 30, 2014, the Company accrued $1,784 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $110,000 (September 30, 2013 - $0), accrued interest of $1,784 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

Union Capital Note #5

On May 27, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $32,333, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.   During the three months ended September 30, 2014, the Company accrued $893 (three months ended September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of September 30, 2014, principal balance of $32,333 (September 30, 2013 - $0), accrued interest of $893 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $0 (September 30, 2013 - $0) was recorded.

Note 10 – Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the three months endedSeptember 30, 2014, $195,318 of principal and $5,738 in interest of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

September 30,
2014
Balance, beginning of year	$ 420,092
Initial recognition of derivative liability	335,504
Conversion of derivative instruments to Common Stock	(263,525)
Mark-to-Market adjustment to fair value	(104,848)
Balance as of September 30, 2014	$ 387,223

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

From July 1, 2014 to September 30, 2014, the holders of convertible notes converted a total of $201,056 in principal and interest into 466,030,804 shares of common stock.

As of September 30, 2014 the Company has authorized 7,500,000,000 shares of common stock, of which 1,577,898,324 shares are issued and outstanding.

Note 12 –Preferred Stock

As of September 30, 2014, the Company has authorized 50,000,000 shares of preferred stock, of which 110,000 shares are issued and outstanding.

Note 13 – Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.  A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	September 30,
	2014	2013
Operating profit (loss) for the three month period ended September 30	$ (662,571)	$ (109,566)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (225,274)	$ (37,252)
Unrecognized tax gains (loses)	(225,274)	(37,252)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $3,653,940 for tax purposes which will expire in 2025 if not utilized beforehand.

Note 14 – Subsequent Events

On October 2, 2014, the holder of a convertible note converted a total of $5,118 of principaland interest into 15,510,181 shares of common stock at a price of $.00033.

On October 15, 2014, the holder of a convertible note converted a total of $7,184 of principaland interest into 25,124,036 shares of common stock at a price of $.000275.

On October 17, 2014, the holder of a convertible note converted a total of $10,000 of principal into 40,000,000 shares of common stock at a price of $.00025.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2014 $	June 30, 2014 $
Current Assets	242,759	29,938
Current Liabilities	1,933,553	1,600,839
Working Capital (Deficit)	(1,690,794)	(1,570,901)

Cash Flows

	September 30, 2014 $	September 30, 2013 $
Cash Flows from (used in) Operating Activities	(508,210)	(61,559)
Cash Flows from (used in) Financing Activities	510,636	64,593
Cash Flows from (used in) Investing Activities	(6,291)	(6,237)
Net Increase (decrease) in Cash During Period	(3,865)	(3,202)

Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Operating Revenues

The Company’s revenues for the three months ended September 30, 2014, and September 30, 2013, were $13,238 and $3,846, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014, and September 30, 2013, were $341,311 and $75,263, respectively.  General and administrative expenses consisted primarily of business development costs, consulting fees, management fees, rent and professional fees.  The increase was primarily attributable to an increase in business development expenses.

Net Loss from Operations

The Company’s net loss from operations for the three months ended September 30, 2014, and September 30, 2013, was $328,073 and $71,417, respectively.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2014, and September 30, 2013, were $(334,498) and $(38,149).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss

Net loss for the three months ended September 30, 2014, was $662,571 compared with a net loss of $109,566 for the three months ended September 30, 2013.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Period from April 11, 2011 (inception of development stage) Through September 30, 2014.

Operating Revenues

The Company’s revenues for the period from April 11, 2011 (inception of development stage) through September 30, 2014 were $65,471.

General and Administrative Expenses

General and administrative expenses for the period from April 11, 2011, (inception of development stage) through September 30, 2014, were $1,703,463.  General and administrative expenses consist primarily of business development costs, consulting fees, management fees, and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from April 11, 2011, (inception of development stage) through September 30, 2014, was $1,637,992.

Other Income (Expense):

Other income (expenses) for the period from April 11, 2011 (inception of development stage) through September 30, 2014 was $(1,970,303).

Net Loss

Net loss for the period from April 11, 2011, (inception of development stage) through September 30, 2014, was $(3,653,940).

Liquidity and Capital Resources

As at September 30, 2014, the Company had a cash balance and asset total of $1,727 and $877,766 respectively, compared with $5,592 and $695,042 of cash and total assets, respectively, as at June 30, 2014. The decrease in cash was due to normal operating activities whereas the increase in total assets was due to the purchase of inventory for operations and loans.

As at September 30, 2014, the Company had total liabilities of $1,933,553compared with $1,600,839 as at June 30, 2014. The increase in total liabilities was attributed to the increase in notes payable.

The overall working capital decreased from $1,570,901 deficit at June 30, 2014, to $1,690,794deficit at September 30, 2014.

Cash Flow from Operating Activities

During the three months ended September 30, 2014, cash used in operating activities was$(508,210) compared to $(61,559) for the three months ended September 30, 2013. The increase in the amounts of cash used for operating activities was primarily due to interest expense, an increase in convertible debentures and the net loss.

Cash Flow from Investing Activities

During the three months ended September 30, 2014, cash used in investing activities was $(6,291) compared to $(6,237) for the three months ended September 30, 2013.

Cash Flow from Financing Activities

During the three months ended September 30, 2014, cash provided by financing activity was $510,636 compared to $64,593 for the three months ended September 30, 2013.  The increase in cash provided by financing activities is due to increase in notes payable and loans from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 15, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

From July 1, 2014 to September 30, 2014, the holders of convertible notes converted a total of $201,056 of principal and interest into 466,030,804 shares of our common stock.

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

2. Subsequent Issuances:

On October 2, 2014, the holder of a convertible note converted a total of $5,118 of principal and interest into 15,510,181 shares of common stock at a price of $.00033.

On October 15, 2014, the holder of a convertible note converted a total of $7,184 of principal and interest into 25,124,036 shares of common stock at a price of $.000275.

On October 17, 2014, the holder of a convertible note converted a total of $10,000 of principal into 40,000,000 shares of common stock at a price of $.00025.

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

ITEM 5. OTHER INFORMATION

Previous Independent Registered Public Accounting Firm

1

On October 16, 2014, Microelectronics Technology Company (the “Registrant”), after review and recommendation by its board of directors, dismissed W.T. Uniack& Co., CPAs P.C.(“Uniack”) as the Registrant’s independent registered public accounting firm.  Uniack was engaged in November, 2013 and did not audit any of the Registrant’s financial statements, or issue any report in connection therewith, prior to its dismissal.

2

From its engagement through the date of the filing of this report there were no disagreements between the Registrant and Uniack regarding any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Uniack, would have caused Uniack to make reference to the subject matter of the disagreement(s) in connection with its reports; and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

3

The Registrant has provided Uniack with a copy of this Form 8-K prior to its filing with the U.S. Securities and Exchange Commission (“SEC”) and requested Uniack to furnish to the Registrant a letter addressed to the SEC stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree.  When received, a copy of Uniack’s response letter will be filed as an Exhibit to an amendment of this Current Report.

New Independent Registered Public Accounting Firm

4	On October 16, 2014, the Registrant engaged Terry L. Johnson, CPA, as its independent registered public accounting firm (“Johnson”).

5

During the Registrant’s two most recent fiscal years and through the date of this report, the Registrant did not consult with Johnson regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered regarding the Registrant’s financial statements, and no written or oral advice was provided by Johnson that was an important factor considered by the Registrant in making a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of any disagreement or event, as  set forth in Item 304 (a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation, as of March 12, 2014.	Filed herewith.
3.1(b)	Amended and Restated Articles of Incorporation, as of May 27, 2014.	Filed herewith.
3.2	Bylaws	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
10.01	Joint Venture Agreement by and between the Company and Beijing HuaJu Net Media Technology Co., Ltd., dated March 16, 2007	Filed with the SEC on March 19, 2007 as part of our Current Report on Form 8-K.
10.02	Share Purchase Agreement, by and between the Company and 722868 Ontario Ltd., dated October 5, 2009.	Filed with the SEC on October 9, 2009 as part of our Current Report on Form 8-K.
10.03	Share Exchange Agreement, by and among the Company and Cloud Data Corporation and its shareholders,, dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Current Report on Form 8-K.
10.04	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2013	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
10.05	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated July 17, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.06	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Dec 12, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.07	Unsecured Promissory note entered into between the Company and Direct Capital Group, Inc., dated Dec 31, 2012	Filed herewith.
10.08	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Jan 30, 2013	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.09	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated April 12, 2013	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.1	Convertible Redeemable Note Agreement by and between the Company and Direct Capital Group, Inc., dated May 16, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.11	Debt Settlement Agreement by and between the Company and Direct Capital Group, Inc., dated June 5, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.12	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and James Oakley, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.13	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and Shone Anstey, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.14	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.15	Convertible Promissory Note entered into by and between the Company and Direct Capital dated August 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.16	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.17	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.18	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.19	Convertible Promissory Note entered into by and between the Company and Direct Capital dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.2	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.21	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 11, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Asset/Intellectual Property Purchase Agreement entered into dated May 5, 2014, the effective date.	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.23	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.24	Employment Agreement by and between the Company and Brett Everett, dated May 15, 2014.	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered into by and between the Company and Direct Capital dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered into by and between the Company and Coventry Enterprises, LLC dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered into by and between the Company and Prolific Group, LLC dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC dated February 26, 2014.	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered into by and between the Company and Direct Capital dated February 28, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Convertible Promissory Note entered into by and between the Company and New Venture Attorneys, PC dated April 1, 2014	Filed Herewith.
10.32	Convertible Promissory Note entered into by and between the Company and KBM Worldwide, Inc. dated April 11, 2014	Filed Herewith.
10.33	Convertible Promissory Note entered into by and between the Company and JMJ Financial dated April 16, 2014	Filed Herewith.
10.34	Convertible Promissory Note entered into by and between the Company and Direct Capital dated April 30, 2014	Filed Herewith.
10.35	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed Herewith.
10.36	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC, dated May 19, 2014	Filed Herewith.
10.37	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC, dated May 27, 2014	Filed Herewith.
10.38	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC, dated May 27, 2014	Filed Herewith.
10.39	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC, dated May 27, 2014	Filed Herewith.
10.40	Convertible Promissory Note entered into by and between the Company and Gel Properties, LLC dated May 27, 2014	Filed Herewith.
10.41	Convertible Promissory Note entered into by and between the Company and Direct Capital dated June 1, 2014	Filed Herewith.
10.42	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated June 12, 2014	Filed Herewith.
10.43	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated June 12, 2014	Filed Herewith.
10.44	Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014	Filed Herewith.
10.45	Convertible Promissory Note entered into by and between the Company and Classic Capital dated June 30, 2014	Filed Herewith.
10.46	Convertible Promissory Note entered into by and between the Company and Asher Enterprises dated October 4, 2013	Filed Herewith.
10.47	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 15, 2012	Filed Herewith.
10.48	Convertible Promissory Note entered into by and between the Company and Gel Properties dated June 28, 2013	Filed Herewith.
10.49	Convertible Promissory Note entered into by and between the Company and LG Capital dated February 26, 2014	Filed Herewith.
Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC dated May 19, 2014		Filed Herewith.
10.51	Convertible Promissory Note entered into by and between the Company and Direct Capital dated June 1, 2014	Filed Herewith.
10.52	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 1, 2014	Filed Herewith.
10.53	Convertible Promissory Note entered into by and between the Company and KBM Worldwide dated July 15, 2014	Filed Herewith.
10.54	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC dated July 18, 2013	Filed Herewith.
10.55	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC dated July 18, 2013	Filed Herewith.
10.56	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated September17, 2014	Filed Herewith.
10.57	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated September 17, 2014	Filed Herewith.
14.01	Code of Ethics	Filed with the SEC on August 11, 2006 as part of our Annual Report on Form 10-KSB.
16.01	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
16.02	Representative Letter from Anton & Chia, LLP	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: November 19, 2014

/s/ Brett Everett

BRETT EVERETT

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 19, 2014

/s/ Brett Everett

By: BRETT EVERETT

Its: Director