Form 10-Q/A
period 2014-09-30
MICROELECTRONICS TECHNOLOGY Co
filed 2014-11-19
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q/A

Amendment No.1

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

Explanatory Note

The purpose of this Amendment No. 1 to Microelectronics Technology Company’sQuarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation, as of March 12, 2014.	Filed herewith.
3.1(b)	Amended and Restated Articles of Incorporation, as of May 27, 2014.	Filed herewith.
3.2	Bylaws	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
10.01	Joint Venture Agreement by and between the Company and Beijing HuaJu Net Media Technology Co., Ltd., dated March 16, 2007	Filed with the SEC on March 19, 2007 as part of our Current Report on Form 8-K.
10.02	Share Purchase Agreement, by and between the Company and 722868 Ontario Ltd., dated October 5, 2009.	Filed with the SEC on October 9, 2009 as part of our Current Report on Form 8-K.
10.03	Share Exchange Agreement, by and among the Company and Cloud Data Corporation and its shareholders,, dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Current Report on Form 8-K.
10.04	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2013	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
10.05	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated July 17, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.06	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Dec 12, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.07	Unsecured Promissory note entered into between the Company and Direct Capital Group, Inc., dated Dec 31, 2012	Filed herewith.
10.08	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Jan 30, 2013	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.09	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated April 12, 2013	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.1	Convertible Redeemable Note Agreement by and between the Company and Direct Capital Group, Inc., dated May 16, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.11	Debt Settlement Agreement by and between the Company and Direct Capital Group, Inc., dated June 5, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.12	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and James Oakley, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.13	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and Shone Anstey, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.14	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.15	Convertible Promissory Note entered into by and between the Company and Direct Capital dated August 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.16	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.17	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.18	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.19	Convertible Promissory Note entered into by and between the Company and Direct Capital dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.2	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.21	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 11, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Asset/Intellectual Property Purchase Agreement entered into dated May 5, 2014, the effective date.	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.23	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.24	Employment Agreement by and between the Company and Brett Everett, dated May 15, 2014.	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered into by and between the Company and Direct Capital dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered into by and between the Company and Coventry Enterprises, LLC dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered into by and between the Company and Prolific Group, LLC dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC dated February 26, 2014.	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered into by and between the Company and Direct Capital dated February 28, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Convertible Promissory Note entered into by and between the Company and New Venture Attorneys, PC dated April 1, 2014	Filed Herewith.
10.32	Convertible Promissory Note entered into by and between the Company and KBM Worldwide, Inc. dated April 11, 2014	Filed Herewith.
10.33	Convertible Promissory Note entered into by and between the Company and JMJ Financial dated April 16, 2014	Filed Herewith.
10.34	Convertible Promissory Note entered into by and between the Company and Direct Capital dated April 30, 2014	Filed with the SEC on November 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.35	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed with the SEC on November 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.36	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC, dated May 19, 2014	Filed Herewith.
10.37	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC, dated May 27, 2014	Filed Herewith.
10.38	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC, dated May 27, 2014	Filed Herewith.
10.39	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC, dated May 27, 2014	Filed with the SEC on November 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered into by and between the Company and Gel Properties, LLC dated May 27, 2014	Filed Herewith.
10.41	Convertible Promissory Note entered into by and between the Company and Direct Capital dated June 1, 2014	Filed with the SEC on November 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.42	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated June 12, 2014	Filed Herewith.
10.43	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated June 12, 2014	Filed Herewith.
10.44	Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014	Filed with the SEC on November 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.45	Convertible Promissory Note entered into by and between the Company and Classic Capital dated June 30, 2014	Filed with the SEC on November 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.46	Convertible Promissory Note entered into by and between the Company and Asher Enterprises dated October 4, 2013	Filed Herewith.
10.47	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 15, 2012	Filed Herewith.
10.48	Convertible Promissory Note entered into by and between the Company and Gel Properties dated June 28, 2013	Filed Herewith.
10.49	Convertible Promissory Note entered into by and between the Company and LG Capital dated February 26, 2014	Filed Herewith.
10.50	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC dated May 19, 2014	Filed Herewith.
10.51	Convertible Promissory Note entered into by and between the Company and Direct Capital dated June 1, 2014	Filed with the SEC on November 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.52	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 1, 2014	Filed with the SEC on November 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.53	Convertible Promissory Note entered into by and between the Company and KBM Worldwide dated July 15, 2014	Filed Herewith.
10.54	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC dated July 18, 2013	Filed Herewith.
10.55	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC dated July 18, 2013	Filed Herewith.
10.56	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated September17, 2014	Filed Herewith.
10.57	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated September 17, 2014	Filed Herewith.
14.01	Code of Ethics	Filed with the SEC on August 11, 2006 as part of our Annual Report on Form 10-KSB.
16.01	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
16.02	Representative Letter from Anton & Chia, LLP	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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