Form 10-Q
period 2014-12-31
MICROELECTRONICS TECHNOLOGY Co
filed 2015-02-17
CIK 1329136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended December 31, 2014

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 001-32984

MICROELECTRONICS TECHNOLOGY COMPANY

(Name of small business issuer in its charter)

Nevada	20-2675800
(State of incorporation)	(I.R.S. Employer Identification No.)

1516 E. Tropicana Avenue

Las Vegas, NV 89119

(Address of principal executive offices)

(888) 681-9777 ext 5

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

As of January 5, 2015 there were 4,715,103,282 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

December 31, 2014 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)

                                      4

Condensed Consolidated Statements of Operations (unaudited)                                                     5

Condensed Consolidated Statements of Cash Flows (unaudited)

                       6

Notes to the Condensed Consolidated Financial Statements (unaudited)

                       8

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheet
December 31, 2014 and June 30, 2014

	December 31,	June 30,
	2014	2014
ASSETS	(Unaudited)
Current Assets
Cash	$ 230	5,592
Accounts receivable	162	18,171
Loan receivable	255,803	6,175
Total Current Assets	256,195	29,938
Non-Current Assets
Equipment	326,287	357,720
Intangible assets	268,835	303,920
Security deposit	3,465	3,465
Total Non-Current Assets	598,587	665,104

TOTAL ASSETS	$ 854,781	$ 695,042

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 126,379	74,311
Related party loans	46,935	3,356
Stockholders' loans	4,540	4,540
Loan payable	4,975	4,975
Notes payable, net of discount	994,637	1,093,566
Derivative liabilities	1,541,497	420,092
Total Current Liabilities	2,718,963	1,600,839
Stockholders' Deficit
Preferred stock:
Authorized: 50,000,000 shares, $0.00001 par value
Series A Authorized: 110,000 shares, $0.00001 par value;
issued and outstanding: 110,000 and 110,000 shares
as of December 31, 2014 and June 30, 2014, respectively	1	1
Series B Authorized: 1,000 shares, $0.00001 par value;
issued and outstanding: 1,000 and 1,000 shares
as of December 31, 2014 and June 30, 2014, respectively	-	-
Common stock:
Authorized: 7,500,000,000 shares, $0.00001 par value;
issued and outstanding: 4,715,103,282 and 1,111,867,520 shares
as at December 31, 2014 and June 30, 2014, respectively	47,151	11,119
Additional paid-in capital	3,411,778	2,112,852
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(5,284,711)	(2,991,369)
Total stockholders' Deficit	(1,864,181)	(905,797)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 854,781	$ 695,042

The accompanying notes are an integral part of these financial statements

Microelectronics Technology Company
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

					Cumulative
					during the
					Development
					Stage
					from Inception
	For the three months ended		For the six months ended		(April 11, 2011
	December 31,		December 31,		through
	2014	2013	2014	2013	December 31, 2014)
Revenue	$ 51,392	$ 4,521	$ 64,630	$ 8,367	$ 108,863

Management Fee Income - Related Party	-	-	-	-	8,000

Expenses
Advertising	48,995	18,095	67,791	36,095	342,433
Amortization expense	17,543	-	35,085	-	121,165
Consulting fees	208,365	14,521	224,755	28,963	217,560
Depreciation expense	18,877	-	37,724	-	237,998
Impairment of mineral claims	-	-	-	-	124,911
Management fees	30,000	30,000	60,000	45,000	295,000
Professional fees	19,243	4,862	66,458	14,812	282,054
Other General & Administrative	62,348	14,969	254,870	33,085	487,712
Total Expenses	405,372	82,448	746,683	157,955	2,108,835

Loss from Operations	(353,980)	(77,927)	(682,053)	(149,588)	(1,991,972)

Other Income (Expenses)
Other Income	-	-	-	-	162,723
Change in fair value of derivative	292,165	120,835	397,013	191,627	486,570
Convertible debt discount	-	(41,242)	-	(91,858)	(991,831)
Interest expense	(1,568,956)	(156,307)	(2,008,302)	(214,632)	(2,950,201)
Total Other Expenses	(1,276,791)	(76,714)	(1,611,290)	(114,863)	(3,292,740)

Loss before Income Taxes	(1,630,771)	(154,641)	(2,293,342)	(264,452)	(5,284,711)

Income Taxes	-	-	-	-	-

Net Loss	(1,630,771)	(154,641)	(2,293,342)	(264,452)	(5,284,711)

Net Loss per share, basic and diluted	$ (0)	$ (0)	$ (0)	$ (0)

Weighted average number of shares
outstanding; basic and diluted	2,632,139,386	151,553,204	1,957,700,461	151,553,204

The accompanying notes are an integral part of these financial statements

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Statement of Cash Flow

		Cumulative
		during the
		Development
		Stage
	For the six months	from Inception
	ended	(April 11, 2011)
	December 31,	to
	2014	2013	December 31, 2014)
Operating Activities
Net Loss	(2,293,342)	(264,452)	(5,284,711)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Convertible debt issued for services rendered	-	-	32,316
Amortization expense	35,085	-	121,165
Interest expense	1,265,562	214,632	2,207,059
Change in derivative liabilities	(397,013)	(191,627)	(486,570)
Amortization of debt discount	742,740	91,858	1,734,571
Depreciation	37,724	2,327	48,510
Stock issued for services	149,500	-	149,500
Impairment of mineral claims	-	-	124,911
Adjustments in reorganization	-	-	61,475
Change in operating assets and liabilities:
Accounts receivable	18,009	(89)	224
Loan receivable	(249,628)	-	(255,803)
Prepaid expenses	-	-	668
Accounts payable and accrued expenses	52,068	29,479	63,666
Net cash provided by (used in) Operating Activities	(639,295)	(117,872)	(1,483,019)
Investing Activities
Acquisition of equipment	(6,291)	(10,018)	(374,797)
Acquisition of mineral claims	-	-	(124,911)
Acquisition of intangible assets	-	-	(390,000)
Security deposits	-	-	(3,465)
Net cash provided by (used in) Investing Activities	(6,291)	(10,018)	(893,173)
Financing Activities
Proceeds of issuance of common stocks	-	-	1,584
Proceeds of notes payable	596,645	342,299	2,191,836
Payments to Shareholders' loans	-	-	4,540
Proceeds of loan from Drake Group	-	-	4,975
Proceeds of loan from related parties	43,579	(25,337)	211,887
Former related party loan	-	(190,084)	-
Stock subscriptions receivable	-	-	(38,400)
Net cash provided by (used in) Financing Activities	640,224	126,879	2,376,422

Net increase (decrease) in cash	(5,362)	(1,011)	230

Cash at beginning of period	5,592	4,683	-

Cash at end of period	$ 230	$ 3,672	$ 230

Non-cash Investing and Financing Activities
Acquisition of intangible asset	$ -	$ -	$ 140,000
Preferred stock issued for debt settlement	$ -	$ -	$ -
Net asset adjustment in reorganization	$ -	$ -	$ 177,858

The accompanying notes are an integral part of these financial statements

Microelectronics Technology Company

  (A Development Stage Company)

Notes to Financial Statements as of December 31, 2014

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

Use of Estimates.

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

Mineral Property Costs.

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

i)

Recently Issued Accounting Pronouncements.

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

j)

Development Stage Company

The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as April 11, 2011. Since inception, the Company has incurred an operating loss of $5,284,711. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since April 11, 2011 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

k)

Going Concern

The Company is in the development stage and has generated $116,863 in revenues and has incurred a net loss of $5,284,711 since inception April 11, 2011. At December 31, 2014, the Company had $256,195in current assets and $2,718,963 in current liabilities. Further, the Company incurred a loss of $2,293,342 for the six months ended December 31, 2014. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments, which would be necessary should the Company be unable to continue as a going concern.

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

Note 5 – Intangible Asset

On August 25, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000,000 shares of common stock of the Company. Domain Stutter is a system that can auto-host thousands of domains per server and propagate them with unique content.  The Company expects the initial software to bring value to the Company for the first five years of its service and as such the software is classified as a definitive asset and is amortized over a 5-year period. As of December 31, 2014, the accumulated amortization is $93,793 and the carrying value is $46,207.

On May 5, 2014, the Company purchased intellectual property assets related to Bitcoin mining, Bitcoin pool development and operation and Bitcoin server development for $250,000 from Classic Capital, Inc.  The Company expects the intellectual property to bring value to the Company for the first six years of its service and as such the software is classified as a definitive asset and is amortized over a 6-year period. As of December 31, 2014, the accumulated amortization is $27,372 and the carrying value is $222,628.

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

As of December 31, 2014, $46,935 is due to related parties as compared to $77,655 for the period ended December 31, 2013.

The Company is indebted to shareholders for $4,540 as of December 31, 2014 ($4,540 as of December 31, 2013), which is unsecured, non-interest bearing and is due on demand.

Note 8 – Due to Former Related Party

As of September 30, 2013, $190,084 was due to the Company’s former President and Director who resigned in June 2007. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

On October 11, 2013, Direct Capital acquired the debt and the Company executed an unsecured promissory note.

 As of September 30, 2014, $0 is due to Former Related Parties (September 30, 2013 - $190,084).

Note 9 – Convertible Notes Payable

	December 31,	June 30,
	2014	2014
112 BIT Note #1	50,000	-
Adar Bays Note #1	36,304	50,000
Adar Bays Note #2	150,000	150,000
Adar Bays Note #3	33,333	-
Aladdin Trading Note #1	33,140	-
Classic Capital Note #1	150,000	150,000
Classic Capital Note #2	50,000	50,000
Classic Capital Note #3	50,000	50,000
Coventry Note #2	11,470	-
Direct Capital Note #3	-	-
Direct Capital Note #4	-	11,000
Direct Capital Note #5	-	11,000
Direct Capital Note #6	-	46,215
Direct Capital Note #7	72,489	75,089
Direct Capital Note #10	-	16,000
Direct Capital Note #11	-	16,000
Direct Capital Note #12	-	16,000
Direct Capital Note #13	-	16,000
Direct Capital Note #14	-	48,000
Direct Capital Note #15	71,237	71,237
Direct Capital Note #16	61,722	-
Direct Capital Note #17	27,000	-
Direct Capital Note #18	82,150	-
Direct Capital Note #19	16,000	-
Gel Properties Note #3	-	60,600
JMJ Note #1	-	33,300
JMJ Note #2	48,779	83,250
KBM Worldwide Note #1	15,390	37,500
KBM Worldwide Note #2	32,500	-
LG Capital Note #1	30,000	30,000
LG Capital Note #3	-	27,000
LG Capital Note #4	40,000	40,000
LG Capital Note #5	22,800	-
LG Capital Note #6	55,000	-
New Venture Note #1	50,000	50,000
Prolific Note #1	20,000	20,000
Union Capital Note #1	-	28,516
Union Capital Note #2	97,000	97,000
Union Capital Note #3	-	-
Union Capital Note #4	110,000	-
Union Capital Note #5	32,333	-
Union Capital Note #6	32,333	-
Union Capital Note #7	3,347	-
	$ 1,484,327	$ 1,283,708
Debt discount	(610,129)	(263,546)
Accrued interest	120,439	62,404
	$ 994,637	$ 1,082,566

112BIT,LLC Note #1

On November 24, 2014, the Company issued a convertible promissory note to 112BIT, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from 112 BIT, LLC, which accrues interest at an annual rate of 6% and has a maturity date of June 1, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $304 (six months ended December 31, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the five prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of December 31, 2014, principal balance of $50,000 (December 31, 2013 - $0) and accrued interest of $304 (December 31, 2013 - $0) was recorded.

Adar Bays, LLC Note #1

On May 19, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 19, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $1,967 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $142,413, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a gain of $54,836 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $22,575 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 308,100,000common shares upon the conversion of $13,696 of the principal balance, and $24,356 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $36,304 (December 31, 2013 - $0), accrued interest of $2,427 (December 31, 2013 - $0), a debt discount of $27,425 (December 31, 2013 - $0) and a derivative liability of $63,221 (December 31, 2013 - $0) was recorded.

Adar Bays, LLC Note #2

On May 27, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $150,000 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $6,049 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $453,113, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a gain of $191,898 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $30,163 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

As of December 31, 2014, principal balance of $150,000 (December 31, 2013 - $0), accrued interest of $7,167 (December 31, 2013 - $0), a debt discount of $119,837 (December 31, 2013 - $0) and a derivative liability of $261,215 (December 31, 2013 - $0) was recorded.

Adar Bays, LLC Note #3

On May 27, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $33,333 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $1,651 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $94,941, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a gain of $36,894 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $8,152 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

As of December 31, 2014, principal balance of $33,333 (December 31, 2013 - $0), accrued interest of $1,651 (December 31, 2013 - $0), a debt discount of $25,181 (December 31, 2013 - $0) and a derivative liability of $58,047 (December 31, 2013 - $0) was recorded.

Aladdin Trading, LLC Note #1

On November 25, 2014, the Company arranged a debt swap under which a Direct Capital note was transferred to Aladdin Trading, LLC in the amount of $48,000.  Under the terms of the note, the Company has borrowed a total of $50,240 from Aladdin Trading, LLC, which includes $2,240 in legal fees, accrues interest at an annual rate of 8% and has a maturity date of November 25, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $319 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $151,692, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a gain of $54,403 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $20,369 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 285,000,000common shares upon the conversion of $17,100 of the principal balance, and $39,578 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $33,140 (December 31, 2013 - $0), accrued interest of $319 (December 31, 2013 - $0), a debt discount of $29,871 (December 31, 2013 - $0) and a derivative liability of $57,711 (December 31, 2013 - $0) was recorded.

Classic Capital Note #1

On May 5, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $150,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of May 5, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $6,049 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $314,959, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a gain of $91,198 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $48,098 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

As of December 31, 2014, principal balance of $150,000 (December 31, 2013 - $0), accrued interest of $7,890 (December 31, 2013 - $0), a debt discount of $101,902 (December 31, 2013 - $0) and a derivative liability of $223,761 (December 31, 2013 - $0) was recorded.

Classic Capital Note #2

On May 31, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $50,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of May 31, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $2,016 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $60,909, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a loss of $13,678 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $8,967 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

As of December 31, 2014, principal balance of $50,000 (December 31, 2013 - $0), accrued interest of $2,345 (December 31, 2013 - $0), debt discount of $41,033 December 31, 2013 - $0) and a derivative liability of $74,587 (December 31, 2013 - $0) was recorded.

Classic Capital Note #3

On June 30, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $50,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of June 30, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $2,016 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $74,524 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a loss of $63 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $815 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

As of December 31, 2014, principal balance of $50,000 (December 31, 2013 - $0), accrued interest of $2,016 (December 31, 2013 - $0), a debt discount of $49,185 (December 31, 2013 - $0) and a derivative liability of $74,587 (December 31, 2013 - $0) was recorded.

Coventry Enterprises, LLC Note #2

On November 25, 2014, the Company arranged a debt swap under which a Direct Capital note was transferred to Coventry Enterprises, LLC in the amount of $32,000.  Under the terms of the note, the Company has borrowed a total of $34,240 from Coventry Enterprises, LLC, which includes $2,240 in legal fees, accrues interest at an annual rate of 8% and has a maturity date of November 25, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $152 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $113,390, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a gain of $38,509 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $23,901 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 414,000,000common shares upon the conversion of $22,770 of the principal balance, and $53,083 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $11,470 (December 31, 2013 - $0), accrued interest of $152 (December 31, 2013 - $0), a debt discount of $10,339 (December 31, 2013 - $0) and a derivative liability of $21,798 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #3

On July 31, 2013, the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $756 (December 31, 2013 - $366) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $0 (six months ended December 31, 2013 - $9,097) was accreted to the statement of operations.

On October 22, 2014, the Company transferred the note balance of $11,000 to Union Capital, LLC.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $11,000), accrued interest of $2,185 (December 31, 2013 - $366) and a debt discount of $0 (December 31, 2013 - $1,903) was recorded.

Direct Capital Group Note #4

On August 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $524 (December 31, 2013 - $291) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $0 (six months ended December 31, 2013 - $7,374) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $11,000 to LG Capital Funding, LLC.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $11,000), accrued interest of $1,760 (December 31, 2013 - $291) and a debt discount of $0 (December 31, 2013 - $3,626) was recorded.

Direct Capital Group Note #5

On December 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $524 (December 31, 2013 - $219) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $0 (six months ended December 31, 2013 - $5,530) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $11,000 to LG Capital Funding, LLC.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $11,000), accrued interest of $1,554 (December 31, 2013 - $219) and debt discount of $0 (December 31, 2013 - $5,470) was recorded.

Direct Capital Group Note #6

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $46,215.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $501 (December 31, 2013 - $922) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $46,215 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $0 (six months ended December 31, 2013 - $23,234) was accreted to the statement of operations.

On July 18, 2014, the Company transferred the note balance of $46,215 to Union Capital, LLC.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $46,215), accrued interest of $4,831 (December 31, 2013 - $922) and a debt discount of $0 (December 31, 2013 - $22,981) was recorded.

Direct Capital Group Note #7

On October 11, 2013, the Company arranged a debt swap whereas Direct Capital Group acquired the debt from a former related party in the amount $190,084.  The promissory note is unsecured, bears interest at 6% per annum.  During the six months ending December 31, 2014, the Company accrued $2,250 (six months ended December 31, 2013 - $2,626) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a loss of $33,612 (six months ended December 31, 2013 –gain of $55,431) due to the change in value of the derivative liability during the period, and a debt discount of $0 (six months ended December 31, 2013 - $42,184) was accreted to the statement of operations.

On January 31, 2014, the Company transferred $50,000 of the note to Coventry Enterprises, LLC and $25,000 of the note to Prolific Group, LLC.

During the six months endedDecember 31, 2014, the Company issued 368,000,000 common shares upon the conversion of $2,600 of the principal balance, and $4,391 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $72,489 (December 31, 2013 - $172,084), accrued interest of $7,777 (December 31, 2013 - $2,626), debt discount of $0 (December 31, 2013 - $147,900) and a derivative liability of $116,488 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #10

On December 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $164 (December 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $44 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

On July 18, 2014, the Company transferred the note balance of $16,000 to Union Capital, LLC.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $16,000), accrued interest of $795 (December 31, 2013 - $0) and debt discount of $0 (December 31, 2013 - $16,000) was recorded.

Direct Capital Group Note #11

On January 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $63 (December 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $1,901 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

On July 18, 2014, the Company transferred the note balance of $16,000 to Union Capital, LLC.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $0), accrued interest of $589 (December 31, 2013 - $0) and debt discount of $0 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #12

On February 28, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $501 (December 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $4,536 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $16,000 to LG Capital Funding, LLC.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $0), accrued interest of $929 (December 31, 2013 - $0) and debt discount of $0 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #13

On March 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $323 (December 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $8,087 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $11,000 to LG Capital Funding, LLC.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $0), accrued interest of $642 (December 31, 2013 - $0) and debt discount of $0 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #14

On April 30, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $1,557 (December 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $32,173 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

On November 25, 2014, the Company transferred the note balance of $48,000 to Aladdin Trading, LLC.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $0), accrued interest of $2,199 (December 31, 2013 - $0) and debt discount of $0 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #15

On June 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $71,238.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

During the six months endedDecember 31, 2014, the Company accrued $2,873 (December 31, 2013 - $0) in interest expense.

As of December 31, 2014, principal balance of $71,238 (December 31, 2013 - $0) and accrued interest of $3,326 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #16

On July 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $61,722.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

During the six months endedDecember 31, 2014, the Company accrued $2,476 (December 31, 2013 - $0) in interest expense.

As of December 31, 2014, principal balance of $61,722 (December 31, 2013 - $0) and accrued interest of $2,476 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #17

On July 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $1,287 (December 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $42,435 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

On October 22, 2014, the Company transferred the note balance of $21,000 to Union Capital, LLC.

As of December 31, 2014, principal balance of $27,000 (December 31, 2013 - $0), accrued interest of $1,287 (December 31, 2013 - $0) and debt discount of $5,565 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #18

On August 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $82,150.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

During the six months endedDecember 31, 2014, the Company accrued $2,737 (December 31, 2013 - $0) in interest expense.

As of December 31, 2014, principal balance of $82,150 (December 31, 2013 - $0) and accrued interest of $2,737 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #19

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months endedDecember 31, 2014, the Company accrued $389 (December 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the six months ended December 31, 2014, a debt discount of $40,000 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

On November 25, 2014, the Company transferred the note balance of $32,000 to Coventry Enterprises, LLC.

As of December 31, 2014, principal balance of $16,000 (December 31, 2013 - $0), accrued interest of $389 (December 31, 2013 - $0) and debt discount of $8,000 (December 31, 2013 - $0) was recorded.

Direct Capital Group Note #20

On October 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $150,000.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

Direct Capital Group Note #21

On October 2, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $150,000.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

Direct Capital Group Note #22

On October 3, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $150,000.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

Direct Capital Group Note #23

On October 4, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $150,000.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

Gel Properties Note #3

On May 27, 2014, the Company arranged a debt swap under which a Direct Capital note for $75,000 was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on May 27, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $363 (six months ended December 31, 2013 - $0) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a loss of $3,810 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $54,955 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 84,685,909 common shares upon the conversion of $60,600 of the principal balance and $874 in interest, and $81,200 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $0), accrued interest of $0 (December 31, 2013 - $0), debt discount of $0 (December 31, 2013 - $0) and a derivative liability of $0 (December 31, 2013 - $0) was recorded.

JMJ Financial Note #1

On July 18, 2013, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company borrowed $27,750 on July18, 2013 and $33,300 on February 20, 2014 for a total of $61,050 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the date the funds were distributed, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of July 18, 2014 for the first payment and February 20, 2015 for the second payment.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $0 (six months ended December 31, 2013 - $0) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a gain of $3,648 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $21,440 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 97,653,333 common shares upon the conversion of $33,300 of the principal balance and $3,996 of interest, and $41,380 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $0), accrued interest of $0 (December 31, 2013 - $0), debt discount of $0 (December 31, 2013 - $0) and a derivative liability of $0 (December 31, 2013 - $0) was recorded.

JMJ Financial Note #2

On April 16, 2014, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company borrowed $49,950 on April 16, 2014 and $33,300 on June 23, 2014 for a total of $83,250 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the date the funds were distributed, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of April 16, 2015 for the first payment and June 23, 2015 for the second payment.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $5,994 (six months ended December 31, 2013 - $0) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a loss of $39,506 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $53,221 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 449,415,000 common shares upon the conversion of $34,471 of the principal balance, and $67,130 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $48,779 (December 31, 2013 - $0), accrued interest of $5,994 (December 31, 2013 - $0), debt discount of $19,126 (December 31, 2013 - $0) and a derivative liability of $84,946 (December 31, 2013 - $0) was recorded.

KBM Worldwide Note #1

On April 11, 2014, the Company issued a convertible promissory note to KBM Worldwide, Inc.  Under the terms of the note, the Company has borrowed a total of $37,500 from KBM Worldwide, Inc., which accrues interest at an annual rate of 8% and has a maturity date of January 15, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $1,277 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $42,549 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a loss of $29,232 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $35,144 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 246,700,000 common shares upon the conversion of $22,110 of the principal balance, and $44,905 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $15,390 (December 31, 2013 - $0), accrued interest of $1,934 (December 31, 2013 - $0), debt discount of $2,356 (December 31, 2013 - $0) and a derivative liability of $26,876 (December 31, 2013 - $0) was recorded.

KBM Worldwide Note #2

On July 15, 2014, the Company issued a convertible promissory note to KBM Worldwide, Inc.  Under the terms of the note, the Company has borrowed a total of $32,500 from KBM Worldwide, Inc., which accrues interest at an annual rate of 8% and has a maturity date of April 17, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $1,204 (six months ended December 31, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 58% of the market price, where market price is defined as “the average of the lowest six trading prices during the ten trading days prior to the conversion date.”

As of December 31, 2014, principal balance of $32,500 (December 31, 2013 - $0), accrued interest of $1,204 (December 31, 2013 - $0), debt discount of $0 (December 31, 2013 - $0) and a derivative liability of $0 (December 31, 2013 - $0) was recorded.

LG Capital Note #1

On February 26, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $30,000, which accrues interest at an annual rate of 8% and has a maturity date of February 26, 2015.  The note also contains customary events of default.   During the six months endedDecember 31, 2014, the Company accrued $1,210 (six months ended December 31, 2013 - $0) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a loss of $12,724 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $22,474 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

As of December 31, 2014, principal balance of $30,000 (December 31, 2013 - $0), accrued interest of $1,420 (December 31, 2013 - $0), debt discount of $7,526 (December 31, 2013 - $0) and a derivative liability of $57,011 (December 31, 2013 - $0) was recorded.

LG Capital Note #3

On June 12, 2014, the Company arranged a debt swap under which two Direct Capital notes for $16,000 each was transferred to LG Capital Funding, LLC for a total amount of $32,000.  The promissory note is unsecured, bears interest at 8% per annum and matures on June 12, 2015.  The note also contains customary events of default.

During the six months endedDecember 31, 2014, the Company accrued $390 (six months ended December 31, 2013 - $0) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a loss of $3,897 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $30,422 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 67,299,645 common shares upon the conversion of $27,000of the principal balance and $496 in interest, and $42,073 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $0), accrued interest of $0 (December 31, 2013 - $0), debt discount of $0 (December 31, 2013 - $0) and a derivative liability of $0 (December 31, 2013 - $0) was recorded.

LG Capital Note #4

On June 12, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $40,000, which accrues interest at an annual rate of 8% and has a maturity date of June 12, 2015.  The note also contains customary events of default.   During the six months endedDecember 31, 2014, the Company accrued $1,613 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $71,475 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a loss of $4,540 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $4,565 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

As of December 31, 2014, principal balance of $40,000 (December 31, 2013 - $0), accrued interest of $1,771 (December 31, 2013 - $0), debt discount of $35,435 (December 31, 2013 - $0) and a derivative liability of $76,015 (December 31, 2013 - $0) was recorded.

LG Capital Note #5

On September 17, 2014, the Company arranged a debt swap under which Direct Capital notes were transferred to LG Capital Funding, LLC for a total amount of $54,000.  The promissory note is unsecured, bears interest at 8% per annum and matures on September 17, 2015.  The note also contains customary events of default.During the six months endedDecember 31, 2014, the Company accrued $983 (six months ended December 31, 2013 - $0) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a loss of $45,691 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $32,012 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 497,511,270 common shares upon the conversion of $31,200of the principal balance and $457 in interest, and $70,688 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $22,800 (December 31, 2013 - $0), accrued interest of $526 (December 31, 2013 - $0), debt discount of $21,988 (December 31, 2013 - $0) and a derivative liability of $43,328 (December 31, 2013 - $0) was recorded.

LG Capital Note #6

On September 17, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $55,000, which accrues interest at an annual rate of 8% and has a maturity date of September 17, 2015.  The note also contains customary events of default.   During the six months endedDecember 31, 2014, the Company accrued $1,266 (six months ended December 31, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of December 31, 2014, principal balance of $55,000 (December 31, 2013 - $0), accrued interest of $1,266 (December 31, 2013 - $0), debt discount of $0 (December 31, 2013 - $0) and a derivative liability of $0 (December 31, 2013 - $0) was recorded.

New Venture Attorneys Note #1

On April 1, 2014, the Company executed an Unsecured Promissory Note to New Venture Attorneys PC.  Under the terms of the note, the Company has borrowed a total of $50,000, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  The note also contains customary events of default.   During the six months endedDecember 31, 2014, the Company accrued $2,016 (six months ended December 31, 2013 - $0) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a loss of $33,629 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $25,406 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

As of December 31, 2014, principal balance of $50,000 (December 31, 2013 - $0), accrued interest of $3,003 (December 31, 2013 - $0), debt discount of $24,594 (December 31, 2013 - $0) and a derivative liability of $95,019 (December 31, 2013 - $0) was recorded.

Prolific Group Note #1

On January 31, 2014, the Company arranged a debt swap under which a Direct Capital note for $25,000 was transferred to Prolific Group, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on January 31, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $605 (six months ended December 31, 2013 - $0) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a loss of $8,895 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $11,444 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

As of December 31, 2014, principal balance of $20,000 (December 31, 2013 - $0), accrued interest of $1,140 (December 31, 2013 - $0), debt discount of $337 (December 31, 2013 - $0) and a derivative liability of $32,139 (December 31, 2013 - $0) was recorded.

Union Capital Note #1

On May 27, 2014, the Company arranged a debt swap under which a Direct Capital note for $48,516 was transferred to Union Capital, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on May 27, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $0 (six months ended December 31, 2013 - $0) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a loss of $6,937 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $25,860 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 23,026,134 common shares upon the conversion of $28,516 of the principal balance and $178 in interest, and $43,353 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $0), accrued interest of $103 (December 31, 2013 - $0), debt discount of $0 (December 31, 2013 - $0) and a derivative liability of $0 (December 31, 2013 - $0) was recorded.

Union Capital Note #2

On May 27, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $97,000, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.   During the six months endedDecember 31, 2014, the Company accrued $3,912 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $293,012 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a gain of $124,093 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $19,505 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

As of December 31, 2014, principal balance of $97,000 (December 31, 2013 - $0), accrued interest of $4,635 (December 31, 2013 - $0), debt discount of $77,495 (December 31, 2013 - $0) and a derivative liability of $168,919 (December 31, 2013 - $0) was recorded.

Union Capital Note #3

On July 18, 2014, the Company arranged a debt swap under which three Direct Capital notes for $46,215, $16,000 and $16,000 was transferred to Union Capital, LLC for a total amount of $82,450.  The promissory note is unsecured, bears interest at 8% per annum and matures on July 18, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $1,017 (six months ended December 31, 2013 - $0) in interest expense.

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

During the six months endedDecember 31, 2014, the Company recorded a gain of $58,410 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $82,450 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 190,011,199 common shares upon the conversion of $82,450 of the principal balanceand $1,017 in interest, and $103,094 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $0 (December 31, 2013 - $0), accrued interest of $0 (December 31, 2013 - $0), debt discount of $0 (December 31, 2013 - $0) and a derivative liability of $0 (December 31, 2013 - $0) was recorded.

Union Capital Note #4

On July 18, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $110,000, which accrues interest at an annual rate of 8% and has a maturity date of July 18, 2015.  The note also contains customary events of default.   During the six months ended December 31, 2014, the Company accrued $4,002 (six months ended December 31, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of December 31, 2014, principal balance of $110,000 (December 31, 2013 - $0), accrued interest of $4,002 (December 31, 2013 - $0), debt discount of $0 (December 31, 2013 - $0) and a derivative liability of $0 (December 31, 2013 - $0) was recorded.

Union Capital Note #5

On August 28, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $32,333, which accrues interest at an annual rate of 8% and has a maturity date of August 28, 2015.  The note also contains customary events of default.   During the six months ended December 31, 2014, the Company accrued $886 (six months ended December 31, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of December 31, 2014, principal balance of $32,333 (December 31, 2013 - $0), accrued interest of $886 (December 31, 2013 - $0), debt discount of $0 (December 31, 2013 - $0) and a derivative liability of $0 (December 31, 2013 - $0) was recorded.

Union Capital Note #6

On October 22, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $32,333, which accrues interest at an annual rate of 8% and has a maturity date of October 22, 2015.  The note also contains customary events of default.   During the six months ended December 31, 2014, the Company accrued $652 (six months ended December 31, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of December 31, 2014, principal balance of $32,333 (December 31, 2013 - $0), accrued interest of $652 (December 31, 2013 - $0), debt discount of $0 (December 31, 2013 - $0) and a derivative liability of $0 (December 31, 2013 - $0) was recorded.

Union Capital Note #7

On October 22, 2014, the Company arranged a debt swap under whichtwo Direct Capital notes were transferred to Union Capital, LLC in the amount of $32,000.  Under the terms of the note, the Company has borrowed a total of $34,560 from Union Capital, LLC, which includes $2,560 in legal fees, accrues interest at an annual rate of 8% and has a maturity date of October 22, 2015.  The note also contains customary events of default.  During the six months endedDecember 31, 2014, the Company accrued $248 (six months ended December 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $45,103 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months endedDecember 31, 2014, the Company recorded a loss of $20,662 (six months ended December 31, 2013 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $31,626 (six months ended December 31, 2013 - $0) was accreted to the statement of operations.

During the six months endedDecember 31, 2014, the Company issued 466,000,000 common shares upon the conversion of $31,213 of the principal balanceand $248 in interest, and $59,936 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of December 31, 2014, principal balance of $3,347 (December 31, 2013 - $0), accrued interest of $0 (December 31, 2013 - $0), debt discount of $2,934 (December 31, 2013 - $0) and a derivative liability of $5,829 (December 31, 2013 - $0) was recorded.

Note 10 – Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the six months endedDecember 31, 2014, $407,026 of principal and $7,266 in interest of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

December 31,
2014
Balance, beginning of year	$ 420,092
Initial recognition of derivative liability	2,193,584
Conversion of derivative instruments to Common Stock	(675,166)
Mark-to-Market adjustment to fair value	(397,013)
Balance as of December 31, 2014	$ 1,541,497

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

On December 15, 2014, pursuant to a consulting agreement, the Company issued 105,833,272 shares of common stock for $149,500 in fees owed to the President, Brett Everett.

From July 1, 2014 to December 31, 2014, the holders of convertible notes converted a total of $414,292 in principal and interest into 3,497,402,490 shares of common stock.

As of December 31, 2014 the Company has authorized 7,500,000,000 shares of common stock, of which 4,715,103,282 shares are issued and outstanding.

Note 12 –Preferred Stock

As of December 31, 2014, the Company has authorized 50,000,000 shares of preferred stock, of which 110,000 Shares of Series APreferredand 1,000 shares of Series B Preferred and 1500 Shares Series C Preferred are issued and outstanding.

Note 13 – Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.  A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31,
	2014	2013
Operating profit (loss) for the six month period ended December 31	$ (2,293,342)	$ (264,452)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (779,736)	$ (89,914)
Unrecognized tax gains (loses)	(779,736)	(89,914)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $5,284,711 for tax purposes which will expire in 2025 if not utilized beforehand.

Note 14 – Subsequent Events

On January 1, 2015 the Company entered into a Promissory Note with Direct Capital Group in the sum of $150,000.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.

On January 31, 2015 the Company submitted to the Nevada Secretary of State for Filing a Certificate of Designation to designate 1,500 share of Series C Non-Voting Convertible Preferred Stock. Shares of that preferred stock will be distributed to shareholders of the Company’s common stock of record on January 31, 2015.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2014 $	June 30, 2014 $
Current Assets	256,195	29,938
Current Liabilities	2,718,963	1,600,839
Working Capital (Deficit)	(2,462,768)	(1,570,901)

Cash Flows

	December 31, 2014 $	December 31, 2013 $
Cash Flows from (used in) Operating Activities	(639,295)	(117,872)
Cash Flows from (used in) Financing Activities	640,224	126,879
Cash Flows from (used in) Investing Activities	(6,291)	(10,018)
Net Increase (decrease) in Cash During Period	(5,362)	(1,011)

Results for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Operating Revenues

The Company’s revenues for the three months ended December 31, 2014, and December 31, 2013, were $51,392and $4,521, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2014, and December 31, 2013, were $405,372 and $82,448, respectively.  General and administrative expenses consisted primarily of business development costs, consulting fees, management fees, rent and professional fees.  The increase was primarily attributable to an increase in business development expenses.

Net Loss from Operations

The Company’s net loss from operations for the three months ended December 31, 2014, and December 31, 2013, was $353,980 and $77,927, respectively.

Other Income (Expense):

Other income (expense) for the three months ended December 31, 2014, and December 31, 2013, were $(1,276,791) and $(76,714).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss

Net loss for the three months ended December 31, 2014, was $1,630,771 compared with a net loss of $154,641 for the three months ended December 31, 2013.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

Operating Revenues

The Company’s revenues for the six months ended December 31, 2014, and December 31, 2013, were $64,630and $8,367, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2014, and December 31, 2013, were $746,683 and $157,955, respectively.  General and administrative expenses consisted primarily of business development costs, consulting fees, management fees, rent and professional fees.  The increase was primarily attributable to an increase in business development expenses.

Net Loss from Operations

The Company’s net loss from operations for the six months ended December 31, 2014, and December 31, 2013, was $682,053 and $149,588, respectively.

Other Income (Expense):

Other income (expense) for the six months ended December 31, 2014, and December 31, 2013, were $(1,611,290) and $(114,863).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss

Net loss for the six months ended December 31, 2014, was $2,293,342 compared with a net loss of $264,452 for the six months ended December 31, 2013.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Period from April 11, 2011 (inception of development stage) Through December 31, 2014.

Operating Revenues

The Company’s revenues for the period from April 11, 2011 (inception of development stage) through December 31, 2014 were $116,863.

General and Administrative Expenses

General and administrative expenses for the period from April 11, 2011, (inception of development stage) through December 31, 2014, were $2,108,835.  General and administrative expenses consist primarily of business development costs, consulting fees, management fees, and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from April 11, 2011, (inception of development stage) through December 31, 2014, was $1,991,972.

Other Income (Expense):

Other income (expenses) for the period from April 11, 2011 (inception of development stage) through December 31, 2014 was $(3,292,740).

Net Loss

Net loss for the period from April 11, 2011, (inception of development stage) through December 31, 2014, was $(5,284,711).

Liquidity and Capital Resources

As at December 31, 2014, the Company had a cash balance and asset total of $230 and $854,781 respectively, compared with $5,592 and $695,042 of cash and total assets, respectively, as at June 30, 2014. The decrease in cash was due to normal operating activities whereas the increase in total assets was due to the purchase of inventory for operations and loans.

As at December 31, 2014, the Company had total liabilities of $2,718,963compared with $1,600,839 as at June 30, 2014. The increase in total liabilities was attributed to the increase in notes payable.

The overall working capital decreased from $1,570,901 deficit at June 30, 2014, to $2,462,768deficit at December 31, 2014.

Cash Flow from Operating Activities

During the six months ended December 31, 2014, cash used in operating activities was$(639,295) compared to $(117,872) for the six months ended December 31, 2013. The increase in the amounts of cash used for operating activities was primarily due to interest expense, an increase in convertible debentures and the net loss.

Cash Flow from Investing Activities

During the six months ended December 31, 2014, cash used in investing activities was $(6,291) compared to $(10,018) for the six months ended December 31, 2013.

Cash Flow from Financing Activities

During the six months ended December 31, 2014, cash provided by financing activity was $640,224 compared to $126,879 for the six months ended December 31, 2013.  The increase in cash provided by financing activities is due to increase in notes payable and loans from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 15, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

From July 1, 2014 to December 31, 2014, the holders of convertible notes converted a total of $414,292 of principal and interest into 3,497,402,490 shares of our common stock.

On December 15, 2014, pursuant to a consulting agreement, the Company issued 105,833,272 shares of common stock for $149,500 in fees owed to the President, Brett Everett.

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

None.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation, as of March 12, 2014.	Filed herewith.
3.1(b)	Amended and Restated Articles of Incorporation, as of May 27, 2014.	Filed herewith.
3.2	Bylaws	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
10.01	Joint Venture Agreement by and between the Company and Beijing HuaJu Net Media Technology Co., Ltd., dated March 16, 2007	Filed with the SEC on March 19, 2007 as part of our Current Report on Form 8-K.
10.02	Share Purchase Agreement, by and between the Company and 722868 Ontario Ltd., dated October 5, 2009.	Filed with the SEC on October 9, 2009 as part of our Current Report on Form 8-K.
10.03	Share Exchange Agreement, by and among the Company and Cloud Data Corporation and its shareholders,, dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Current Report on Form 8-K.
10.04	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2013	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
10.05	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated July 17, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.06	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Dec 12, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.07	Unsecured Promissory note entered into between the Company and Direct Capital Group, Inc., dated Dec 31, 2012	Filed herewith.
10.08	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Jan 30, 2013	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.09	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated April 12, 2013	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.1	Convertible Redeemable Note Agreement by and between the Company and Direct Capital Group, Inc., dated May 16, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.11	Debt Settlement Agreement by and between the Company and Direct Capital Group, Inc., dated June 5, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.12	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and James Oakley, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.13	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and Shone Anstey, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.14	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.15	Convertible Promissory Note entered into by and between the Company and Direct Capital dated August 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.16	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.17	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.18	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.19	Convertible Promissory Note entered into by and between the Company and Direct Capital dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.2	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.21	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 11, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Asset/Intellectual Property Purchase Agreement entered into dated May 5, 2014, the effective date.	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.23	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.24	Employment Agreement by and between the Company and Brett Everett, dated May 15, 2014.	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered into by and between the Company and Direct Capital dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered into by and between the Company and Coventry Enterprises, LLC dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered into by and between the Company and Prolific Group, LLC dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC dated February 26, 2014.	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered into by and between the Company and Direct Capital dated February 28, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.3	Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Convertible Promissory Note entered into by and between the Company and New Venture Attorneys, PC dated April 1, 2014	Filed Herewith.
10.32	Convertible Promissory Note entered into by and between the Company and KBM Worldwide, Inc. dated April 11, 2014	Filed Herewith.
10.33	Convertible Promissory Note entered into by and between the Company and JMJ Financial dated April 16, 2014	Filed Herewith.
10.34	Convertible Promissory Note entered into by and between the Company and Direct Capital dated April 30, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.35	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.36	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC, dated May 19, 2014	Filed Herewith.
10.37	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC, dated May 27, 2014	Filed Herewith.
10.38	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC, dated May 27, 2014	Filed Herewith.
10.39	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC, dated May 27, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered into by and between the Company and Gel Properties, LLC dated May 27, 2014	Filed Herewith.
10.41	Convertible Promissory Note entered into by and between the Company and Direct Capital dated June 1, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.42	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated June 12, 2014	Filed Herewith.
10.43	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated June 12, 2014	Filed Herewith.
10.44	Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.45	Convertible Promissory Note entered into by and between the Company and Classic Capital dated June 30, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.46	Convertible Promissory Note entered into by and between the Company and Asher Enterprises dated October 4, 2013	Filed Herewith.
10.47	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 15, 2012	Filed Herewith.
10.48	Convertible Promissory Note entered into by and between the Company and Gel Properties dated June 28, 2013	Filed Herewith.
10.49	Convertible Promissory Note entered into by and between the Company and LG Capital dated February 26, 2014	Filed Herewith.
10.50	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC dated May 19, 2014	Filed Herewith.
10.51	Convertible Promissory Note entered into by and between the Company and Direct Capital dated June 1, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.52	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 1, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.53	Convertible Promissory Note entered into by and between the Company and KBM Worldwide dated July 15, 2014	Filed Herewith.
10.54	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC dated July 18, 2013	Filed Herewith.
10.55	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC dated July 18, 2013	Filed Herewith.
10.56	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated September 17, 2014	Filed Herewith.
10.57	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated September 17, 2014	Filed Herewith.
10.58	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 31, 2014	Filed Herewith.
10.59	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 1, 2014	Filed Herewith.
10.60	Convertible Promissory Note entered into by and between the Company and Union Capital dated October 22, 2014	Filed Herewith.
10.61	Convertible Promissory Note entered into by and between the Company and Union Capital dated October 22, 2014	Filed Herewith.
10.62	Convertible Promissory Note entered into by and between the Company and 112BIT, LLC dated November 24, 2014	Filed Herewith.
10.63	Convertible Promissory Note entered into by and between the Company and Aladdin Trading, LLC dated November 25, 2014	Filed Herewith.
10.64	Convertible Promissory Note entered into by and between the Company and Coventry Enterprises, LLC dated November 25, 2014	Filed Herewith.
10.65	Consulting Agreement by and between the Company and Zoom Companies, dated October 1, 2014.	Filed herewith.
10.66	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 1, 2014	Filed Herewith.
10.67	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 1, 2014	Filed Herewith.
10.68	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 2, 2014	Filed Herewith.
10.69	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 3, 2014	Filed Herewith.
10.70	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 4, 2014	Filed Herewith.
10.71	Convertible Promissory Note entered into by and between the Company and Direct Capital dated January 1, 2015	Filed Herewith.
14.01	Code of Ethics	Filed with the SEC on August 11, 2006 as part of our Annual Report on Form 10-KSB.
16.01	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
16.02	Representative Letter from Anton & Chia, LLP	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: February 17, 2015

/s/ Brett Everett

BRETT EVERETT

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 17, 2015

/s/ Brett Everett

By: BRETT EVERETT

Its: Director