Form 10-Q
period 2015-03-31
MICROELECTRONICS TECHNOLOGY Co
filed 2015-05-15
CIK 1329136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 001-32984

MICROELECTRONICS TECHNOLOGY COMPANY
(Name of small business issuer in its charter)

Nevada	20-2675800
(State of incorporation)	(I.R.S. Employer Identification No.)

4264 Lady Burton Street, Las Vegas, NV 89119
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

As of March 31, 2015 there were 7,034,916 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

MICROELECTRONICS TECHNOLOGY COMPANY
(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2015 (unaudited)

Financial Statement Index

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Balance Sheet
March 31, 2015 and June 30, 2014
	March 31, 2015 (Unaudited)	June 30, 2014
ASSETS
Current Assets
Cash	$23,325	5,592
Accounts receivable	79	18,171
Loan receivable	275,728	6,175
Total Current Assets	299,132	29,938
Non-Current Assets
Equipment	307,803	357,720
Intangible assets	251,673	303,920
Security deposit	3,465	3,465
Total Non-Current Assets	562,941	665,104

TOTAL ASSETS	$862,074	$695,042

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$161,631	74,311
Related party loans	144,404	3,356
Stockholders' loans	4,540	4,540
Loan payable	4,975	4,975
Notes payable, net of discount	2,093,094	1,093,566
Derivative liabilities	1,707,940	420,092
Total Current Liabilities	4,116,584	1,600,839

Stockholders' Deficit
Preferred stock:
Authorized: 50,000,000 shares, $0.00001 par value
Series A Authorized: 110,000 shares, $0.00001 par value;
issued and outstanding: 110,000 and 110,000 shares
as of March 31, 2015 and June 30, 2014, respectively	1	1
Series B Authorized: 1,000 shares, $0.00001 par value;
issued and outstanding: 1,000 and 1,000 shares
as of March 31, 2015 and June 30, 2014, respectively	-	-
Series C Authorized: 1,500 shares, $0.00001 par value;
issued and outstanding: 66 and 0 shares
as of March 31, 2015 and June 30, 2014, respectively	-	-
Common stock:
Authorized: 7,500,000,000 shares, $0.00001 par value;
issued and outstanding: 7,034,916 and 1,111,868 shares
as at March 31, 2015 and June 30, 2014, respectively (1)	70,349	11,119
Additional paid-in capital	4,704,087	2,112,852
Stock subscriptions receivable	(38,400)	(38,400)
Deficit accumulated in the development stage	(7,990,548)	(2,991,369)
Total stockholders' Deficit	(3,254,511)	(905,797)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$862,074	$695,042

(1) All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective March 16, 2015, respectively, including retroactive adjustment of common share amounts. See Note 11.

The accompanying notes are an integral part of these financial statements

Microelectronics Technology Company
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

					Cumulative
					during the
					Development
					Stage
					from Inception
	For the three months ended		For the nine months ended		(April 11, 2011
	March 31,		March 31,		through
	2015	2014	2015	2014	March 31, 2015)
Revenue	$19,896	$5,167	$84,526	$13,534	$128,759

Management Fee Income - Related Party	-	-	-	-	8,000

Expenses
Advertising	48,453	18,000	116,244	54,095	390,886
Amortization expense	17,161	-	52,246	-	138,327
Consulting fees	976,417	13,676	1,201,171	42,638	1,193,977
Depreciation expense	18,484	-	56,208	-	256,483
Impairment of mineral claims	-	-	-	-	124,911
Management fees	60,000	30,000	120,000	75,000	355,000
Professional fees	7,701	21,390	74,159	36,202	289,755
Other General & Administrative	52,109	35,276	306,979	68,361	539,821
Total Expenses	1,180,325	118,342	1,927,008	276,297	3,289,160

Loss from Operations	(1,160,429)	(113,175)	(1,842,482)	(262,763)	(3,152,401)

Other Income (Expenses)
Other Income	-	-	-	-	162,723
Change in fair value of derivative	30,959	55,215	427,972	246,842	517,529
Convertible debt discount	-	(200,823)	-	(292,681)	(991,831)
Interest expense	(1,576,366)	(282,952)	(3,584,668)	(497,585)	(4,526,567)
Total Other Expenses	(1,545,407)	(428,560)	(3,156,697)	(543,424)	(4,838,147)

Loss before Income Taxes	(2,705,837)	(541,735)	(4,999,179)	(806,187)	(7,990,548)

Income Taxes	-	-	-	-	-

Net Loss	(2,705,837)	(541,735)	(4,999,179)	(806,187)	(7,990,548)

Net Loss per share, basic and diluted	$(0)	$(0)	$(1)	$(1)

Weighted average number of shares
outstanding; basic and diluted (2)	6,435,459	408,553	3,428,497	255,582

(2) All common share amounts and per share amounts in these financial statements, reflect the one thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effectiveMarch 16, 2015, respectively, including retroactive adjustment of common share amounts. See Note 11.

The accompanying notes are an integral part of these financial statements

Microelectronics Technology Company
(A Development Stage Enterprise)
Consolidated Statement of Cash Flow

			Cumulative
			during the
			Development
			Stage
	For the nine months		from Inception
	ended		(April 11, 2011)
	March 31,		to
	2015	2014	March 31, 2015)
Operating Activities
Net Loss	(4,999,179)	(806,187)	(7,990,548)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Convertible debt issued for services rendered	-	-	32,316
Amortization expense	52,246	-	138,326
Interest expense	1,495,648	497,585	2,437,145
Change in derivative liabilities	(427,972)	(246,842)	(517,529)
Amortization of debt discount	2,089,020	292,681	3,080,851
Depreciation	56,208	3,616	66,994
Stock issued for services	149,500	-	149,500
Impairment of mineral claims	-	-	124,911
Adjustments in reorganization	-	-	61,475
Change in operating assets and liabilities:
Accounts receivable	18,092	134	307
Loan receivable	(269,553)	(6,175)	(275,728)
Prepaid expenses	-	-	668
Accounts payable and accrued expenses	87,320	29,854	98,918
Net cash provided by (used in) Operating Activities	(1,748,669)	(235,333)	(2,592,393)
Investing Activities
Acquisition of equipment	(6,291)	(10,018)	(374,797)
Acquisition of mineral claims	-	-	(124,911)
Acquisition of intangible assets	-	-	(390,000)
Security deposits	-	-	(3,465)
Net cash provided by (used in) Investing Activities	(6,291)	(10,018)	(893,173)
Financing Activities
Proceeds of issuance of common stocks	-	-	1,584
Proceeds of notes payable	1,631,645	451,839	3,226,836
Payments to Shareholders' loans	-	-	4,540
Proceeds of loan from Drake Group	-	-	4,975
Proceeds of loan from related parties	141,048	(20,709)	309,356
Former related party loan	-	(190,084)	-
Stock subscriptions receivable	-	-	(38,400)
Net cash provided by (used in) Financing Activities	1,772,693	241,046	3,508,891

Net increase (decrease) in cash	17,733	(4,305)	23,325

Cash at beginning of period	5,592	4,683	-

Cash at end of period	$23,325	$378	$23,325

Non-cash Investing and Financing Activities
Acquisition of intangible asset	$-	$-	$140,000
Preferred stock issued for debt settlement	$-	$-	$-
Net asset adjustment in reorganization	$-	$-	$177,858

The accompanying notes are an integral part of these financial statements

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
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

On August 26, 2011, the Company entered into a Share Exchange Agreement with Cloud Data Corporation (“Cloud Data”). Pursuant to the agreement, the Company issued 70,000 shares of common stock in exchange for all of the issued and outstanding shares of Cloud Data. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of Accounting Standards Codification (“ASC”) 805, Business Combinations. Under recapitalization accounting, Cloud Data was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of Cloud Data since inception on April 11, 2011. As a result of the transaction, the Company’s business operations have consisted of online marketing and advertising services since August 26, 2011, to the present.

On November 2, 2011 the President, Edward Manetta, resigned. He was replaced by Brett Everett as President, Secretary, Treasurer and a director.

On January 15, 2015, the Board of Directors authorized a 1,000:1 reverse stock split of the common shares. The reverse stock split received regulatory approval.  The record date for the reverse stock split was March 16, 2015. The authorized number of common shares remained unchanged. All references in the accompanying financial statements to the number of common shares have been restated to reflect the reverse stock split.

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

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

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

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

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

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)
Note 3 - Summary of Significant Accounting Policies (continued)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard are effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our consolidated financial statements.

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

The Company is in the development stage and has generated $136,759 in revenues and has incurred a net loss of $7,990,548 since inception April 11, 2011. At March 31, 2015, the Company had $299,132 in current assets and $4,116,584 in current liabilities. Further, the Company incurred a loss of $4,999,179 for the nine months ended March 31, 2015. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments, which would be necessary should the Company be unable to continue as a going concern.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 4 – Reverse Merger Transaction

Pursuant to a Share Exchange Agreement dated August 26, 2011, the Company agreed to acquire all of the issued and outstanding shares of Cloud Data in exchange for the issuance of 70,000 shares of the Company’s common stock. The share exchange was treated as a reverse acquisition with Cloud Data deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting, with the former shareholders of Cloud Data controlling approximately 52% of the voting rights after the closing of the transaction. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of Cloud Data (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of Cloud Data recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the legal acquiree/legal parent). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of Cloud Data, the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the number of shares of the legal parent.

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

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 5 – Intangible Asset

On August 25, 2011, the Company acquired the right, title, and interest in software known as Domain Stutter with an estimated fair value of $140,000 in consideration for the issuance of 70,000 shares of common stock of the Company. Domain Stutter is a system that can auto-host thousands of domains per server and propagate them with unique content.  The Company expects the initial software to bring value to the Company for the first five years of its service and as such the software is classified as a definitive asset and is amortized over a 5-year period. As of March 31, 2015, the accumulated amortization is $100,690 and the carrying value is $39,310.

On May 5, 2014, the Company purchased intellectual property assets related to Bitcoin mining, Bitcoin pool development and operation and Bitcoin server development for $250,000 from Classic Capital, Inc.  The Company expects the intellectual property to bring value to the Company for the first six years of its service and as such the software is classified as a definitive asset and is amortized over a 6-year period. As of March 31, 2015, the accumulated amortization is $37,637 and the carrying value is $212,363.

Note 6 – Mineral Claims

On April 1, 2009, the Company acquired certain assets of First Light Resources, Inc. (“First Light”), namely nine mineral claims located near Wawa in northern Ontario, Canada. The purchase price for the assets was $114,000, payable in cash and/or Company common stock. No cash was paid to First Light and a total of 55 shares of Company common stock were issued to nine designated parties of First Light.  The Company also assumed a $10,912 account payable of First Light in connection with this transaction. The total $124,911 purchase consideration in the First Light transaction was allocated to the nine mineral claims which represents First Light’s represented amount of exploration costs on the properties. Title to the mineral claims is being held in trust, on behalf of the Company, by Dog Lake Exploration Inc. (“Dog Lake”). Two of the nine mineral claims were allowed to lapse in fiscal 2009 and four claims remain in good standing as of March 31, 2014. After completion of the First Light transaction both Dog Lake and First Light are considered related parties with the Company due to significant stockholdings in the Company by a director in common between Dog Lake and First Light.

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

Note 7 – Related Party Transactions

On August 25, 2011, the Company acquired 100% of the outstanding shares of Cloud Data Corporation in exchange for 70,000 common shares of the Company (Note 4). The acquisition was considered a related party transaction as the Company’s President and Director was also the President and Director of Cloud Data.

As of March 31, 2015, $144,404 is due to related parties as compared to $82,282 for the period ended March 31, 2014.

The Company is indebted to shareholders for $4,540 as of March 31, 2015 ($4,540 as of March 31, 2014), which is unsecured, non-interest bearing and is due on demand.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 8 – Due to Former Related Party

As of September 30, 2013, $190,084 was due to the Company’s former President and Director who resigned in June 2007. This amount is non-interest bearing, unsecured and has no specific terms of repayment.

On October 11, 2013, Direct Capital acquired the debt and the Company executed an unsecured promissory note.
 As of March 31, 2015, $0 is due to Former Related Parties (March 31, 2014 - $0).

Note 9 – Convertible Notes Payable

	March 31,	June 30,
	2015	2014
112 BIT Note #1	50,000	-
Adar Bays Note #1	26,654	50,000
Adar Bays Note #2	150,000	150,000
Adar Bays Note #3	33,333	-
Aladdin Trading Note #1	33,140	-
Classic Capital Note #1	150,000	150,000
Classic Capital Note #2	50,000	50,000
Classic Capital Note #3	50,000	50,000
Coventry Note #2	-	-
Direct Capital Note #3	-	11,000
Direct Capital Note #4	-	11,000
Direct Capital Note #5	-	11,000
Direct Capital Note #6	-	46,215
Direct Capital Note #7	69,889	75,089
Direct Capital Note #10	-	16,000
Direct Capital Note #11	-	16,000
Direct Capital Note #12	-	16,000
Direct Capital Note #13	-	16,000
Direct Capital Note #14	-	48,000
Direct Capital Note #15	71,237	71,237
Direct Capital Note #16	61,722	-
Direct Capital Note #17	27,000	-
Direct Capital Note #18	82,150	-
Direct Capital Note #19	16,000	-
Direct Capital Note #20	150,000	-
Direct Capital Note #21	150,000	-
Direct Capital Note #22	150,000	-
Direct Capital Note #23	150,000	-
Direct Capital Note #24	360,000	-
Direct Capital Note #25	75,000	-
Gel Properties Note #3	-	60,600
JMJ Note #1	-	33,300
JMJ Note #2	40,279	83,250
KBM Worldwide Note #1	5,460	37,500
KBM Worldwide Note #2	32,500	-
LG Capital Note #1	30,000	30,000
LG Capital Note #3	-	27,000
LG Capital Note #4	40,000	40,000
LG Capital Note #5	-	-
LG Capital Note #6	55,000	-
New Venture Note #1	50,000	50,000
Prolific Note #1	20,000	20,000
Union Capital Note #1	-	28,516
Union Capital Note #2	81,405	97,000
Union Capital Note #3	-	-
Union Capital Note #4	110,000	-
Union Capital Note #5	32,333	-
Union Capital Note #6	32,333	-
Union Capital Note #7	-	-
	$2,435,435	$1,294,708
Debt discount	(528,682)	(263,546)
Accrued interest	186,341	62,404
	$2,093,094	$1,093,566

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)
Note 9 – Convertible Notes Payable (continued)

112BIT, LLC Note #1

On November 24, 2014, the Company issued a convertible promissory note to 112BIT, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from 112 BIT, LLC, which accrues interest at an annual rate of 6% and has a maturity date of June 1, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $1,044 (nine months ended March 31, 2014 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the five prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of March 31, 2015, principal balance of $50,000 (March 31, 2014 - $0) and accrued interest of $1,044 (March 31, 2014 - $0) was recorded.

Adar Bays, LLC Note #1

On May 19, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $50,000 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 19, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $2,522 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a gain of $55,360 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $45,266 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 550,100 common shares upon the conversion of $23,346 of the principal balance, and $42,629 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $26,654 (March 31, 2014 - $0), accrued interest of $2,982 (March 31, 2014 - $0), a debt discount of $4,734 (March 31, 2014 - $0) and a derivative liability of $44,424 (March 31, 2014 - $0) was recorded.

Adar Bays, LLC Note #2

On May 27, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $150,000 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $9,008 (nine months ended March 31, 2014 - $0) in interest expense.

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

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

During the nine months ended March 31, 2015, the Company recorded a gain of $203,113 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $112,877 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $150,000 (March 31, 2014 - $0), accrued interest of $10,126 (March 31, 2014 - $0), a debt discount of $37,123 (March 31, 2014 - $0) and a derivative liability of $250,000 (March 31, 2014 - $0) was recorded.

Adar Bays, LLC Note #3

On May 27, 2014, the Company issued a convertible promissory note to Adar Bays, LLC.  Under the terms of the note, the Company has borrowed a total of $33,333 from Adar Bays, LLC, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $2,309 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a gain of $39,386 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $26,627 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $33,333 (March 31, 2014 - $0), accrued interest of $2,309 (March 31, 2014 - $0), a debt discount of $6,706 (March 31, 2014 - $0) and a derivative liability of $55,555 (March 31, 2014 - $0) was recorded.

Aladdin Trading, LLC Note #1

On November 25, 2014, the Company arranged a debt swap under which a Direct Capital note was transferred to Aladdin Trading, LLC in the amount of $48,000.  Under the terms of the note, the Company has borrowed a total of $50,240 from Aladdin Trading, LLC, which includes $2,240 in legal fees, accrues interest at an annual rate of 8% and has a maturity date of November 25, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $973 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a gain of $56,881 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $30,681 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

During the nine months ended March 31, 2015, the Company issued 285,000 common shares upon the conversion of $17,100 of the principal balance, and $39,578 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $33,140 (March 31, 2014 - $0), accrued interest of $973 (March 31, 2014 - $0), a debt discount of $19,559 (March 31, 2014 - $0) and a derivative liability of $55,233 (March 31, 2014 - $0) was recorded.

Classic Capital Note #1

On May 5, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $150,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of May 5, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $9,008 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a gain of $100,673 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $130,616 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $150,000 (March 31, 2014 - $0), accrued interest of $10,849 (March 31, 2014 - $0), a debt discount of $19,384 (March 31, 2014 - $0) and a derivative liability of $214,286 (March 31, 2014 - $0) was recorded.

Classic Capital Note #2

On May 31, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $50,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of May 31, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $3,003 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a loss of $10,520 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $36,397 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $50,000 (March 31, 2014 - $0), accrued interest of $3,332 (March 31, 2014 - $0), debt discount of $13,603 March 31, 2014 - $0) and a derivative liability of $71,429 (March 31, 2014 - $0) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

Classic Capital Note #3

On June 30, 2014, the Company issued a convertible promissory note to Classic Capital Inc.  Under the terms of the note, the Company has borrowed a total of $50,000 from Classic Capital Inc., which accrues interest at an annual rate of 8% and has a maturity date of June 30, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $3,003 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a gain of $3,095 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $25,675 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $50,000 (March 31, 2014 - $0), accrued interest of $3,003 (March 31, 2014 - $0), a debt discount of $24,325 (March 31, 2014 - $0) and a derivative liability of $71,429 (March 31, 2014 - $0) was recorded.

Coventry Enterprises, LLC Note #2

On November 25, 2014, the Company arranged a debt swap under which a Direct Capital note was transferred to Coventry Enterprises, LLC in the amount of $32,000.  Under the terms of the note, the Company has borrowed a total of $34,240 from Coventry Enterprises, LLC, which includes $2,240 in legal fees, accrues interest at an annual rate of 8% and has a maturity date of November 25, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $167 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a gain of $38,497 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $34,240 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 622,545 common shares upon the conversion of $34,240 of the principal balance, and $74,893 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $0), accrued interest of $167 (March 31, 2014 - $0), a debt discount of $0 (March 31, 2014 - $0) and a derivative liability of $0 (March 31, 2014 - $0) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

Direct Capital Group Note #3

On July 31, 2013, the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $756 (March 31, 2014 - $581) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $0 (nine months ended March 31, 2014 - $11,000) was accreted to the statement of operations.

On October 22, 2014, the Company transferred the note balance of $11,000 to Union Capital, LLC.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $11,000), accrued interest of $2,185 (March 31, 2014 - $581) and a debt discount of $0 (March 31, 2014 - $0) was recorded.

Direct Capital Group Note #4

On August 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $524 (March 31, 2014 - $506) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $0 (nine months ended March 31, 2014 - $11,000) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $11,000 to LG Capital Funding, LLC.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $11,000), accrued interest of $1,760 (March 31, 2014 - $506) and a debt discount of $0 (March 31, 2014 - $0) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

Direct Capital Group Note #5

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $524 (March 31, 2014 - $434) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $0 (nine months ended March 31, 2014 - $10,970) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $11,000 to LG Capital Funding, LLC.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $11,000), accrued interest of $1,554 (March 31, 2014 - $434) and debt discount of $0 (March 31, 2014 - $30) was recorded.

Direct Capital Group Note #6

On September 30, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $46,215.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $501 (March 31, 2014 - $1,824) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $46,215 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $0 (nine months ended March 31, 2014 - $46,090) was accreted to the statement of operations.

On July 18, 2014, the Company transferred the note balance of $46,215 to Union Capital, LLC.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $46,215), accrued interest of $4,831 (March 31, 2014 - $1,824) and a debt discount of $0 (March 31, 2014 - $125) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

Direct Capital Group Note #7

On October 11, 2013, the Company arranged a debt swap whereas Direct Capital Group acquired the debt from a former related party in the amount $190,084.  The promissory note is unsecured, bears interest at 6% per annum.  During the nine months ending March 31, 2015, the Company accrued $6,402 (nine months ended March 31, 2014 - $4,359) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a loss of $30,923 (nine months ended March 31, 2014 – gain of $97,156) due to the change in value of the derivative liability during the period, and a debt discount of $0 (nine months ended March 31, 2014 - $151,338) was accreted to the statement of operations.

On January 31, 2014, the Company transferred $50,000 of the note to Coventry Enterprises, LLC and $25,000 of the note to Prolific Group, LLC.

During the nine months ended March 31, 2015, the Company issued 628,000 common shares upon the conversion of $5,200 of the principal balance, and $10,669 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $69,889 (March 31, 2014 - $82,504), accrued interest of $11,929 (March 31, 2014 - $4,359), debt discount of $0 (March 31, 2014 - $38,746) and a derivative liability of $107,521 (March 31, 2014 - $95,550) was recorded.

Direct Capital Group Note #10

On December 31, 2013 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $164 (March 31, 2014 - $312) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $44 (nine months ended March 31, 2014 - $7,912) was accreted to the statement of operations.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

On July 18, 2014, the Company transferred the note balance of $16,000 to Union Capital, LLC.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $16,000), accrued interest of $795 (March 31, 2014 - $312) and debt discount of $0 (March 31, 2014 - $8,088) was recorded.

Direct Capital Group Note #11

On January 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $63 (March 31, 2014 - $207) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $1,901 (nine months ended March 31, 2014 - $5,187) was accreted to the statement of operations.

On July 18, 2014, the Company transferred the note balance of $16,000 to Union Capital, LLC.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $16,000), accrued interest of $589 (March 31, 2014 - $207) and debt discount of $0 (March 31, 2014 - $10,813) was recorded.

Direct Capital Group Note #12

On February 28, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $501 (March 31, 2014 - $109) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $4,536 (nine months ended March 31, 2014 - $2,681) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $16,000 to LG Capital Funding, LLC.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $16,000), accrued interest of $929 (March 31, 2014 - $501) and debt discount of $0 (March 31, 2014 - $13,319) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

Direct Capital Group Note #13

On March 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $323 (March 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $16,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $8,087 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

On September 17, 2014, the Company transferred the note balance of $11,000 to LG Capital Funding, LLC.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $16,000), accrued interest of $642 (March 31, 2014 - $0) and debt discount of $0 (March 31, 2014 - $16,000) was recorded.

Direct Capital Group Note #14

On April 30, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $1,557 (March 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $32,173 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

On November 25, 2014, the Company transferred the note balance of $48,000 to Aladdin Trading, LLC.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $0), accrued interest of $2,199 (March 31, 2014 - $0) and debt discount of $0 (March 31, 2014 - $0) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

Direct Capital Group Note #15

On June 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $71,237.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.  During the nine months ended March 31, 2015, the Company accrued $4,278 (March 31, 2014 - $0) in interest expense.

As of March 31, 2015, principal balance of $71,237 (March 31, 2014 - $0) and accrued interest of $4,731 (March 31, 2014 - $0) was recorded.

Direct Capital Group Note #16

On July 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $61,722.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.  During the nine months ended March 31, 2015, the Company accrued $3,693 (March 31, 2014 - $0) in interest expense.

As of March 31, 2015, principal balance of $61,722 (March 31, 2014 - $0) and accrued interest of $3,693 (March 31, 2014 - $0) was recorded.

Direct Capital Group Note #17

On July 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $2,421 (March 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $48,000 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

On October 22, 2014, the Company transferred the note balance of $21,000 to Union Capital, LLC.

As of March 31, 2015, principal balance of $27,000 (March 31, 2014 - $0), accrued interest of $2,421 (March 31, 2014 - $0) and debt discount of $0 (March 31, 2014 - $0) was recorded.

Direct Capital Group Note #18

On August 1, 2014 the Company entered into a Promissory Note with Direct Capital Group in the sum of $82,150.  The promissory note is unsecured, bears interest at 8% per annum, and is due on demand or in increments.    During the nine months ended March 31, 2015, the Company accrued $4,357 (March 31, 2014 - $0) in interest expense.

As of March 31, 2015, principal balance of $82,150 (March 31, 2014 - $0) and accrued interest of $4,357 (March 31, 2014 - $0) was recorded.

 Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

Direct Capital Group Note #19

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $1,021 (March 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $48,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $47,956 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

On November 25, 2014, the Company transferred the note balance of $32,000 to Coventry Enterprises, LLC.

As of March 31, 2015, principal balance of $16,000 (March 31, 2014 - $0), accrued interest of $1,021 (March 31, 2014 - $0) and debt discount of $44 (March 31, 2014 - $0) was recorded.

Direct Capital Group Note #20

On October 1, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $150,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $5,951 (March 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $150,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $149,588 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $150,000 (March 31, 2014 - $0), accrued interest of $5,951 (March 31, 2014 - $0) and debt discount of $412 (March 31, 2014 - $0) was recorded.

Direct Capital Group Note #21

On October 2, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $150,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 2, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $5,918 (March 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $150,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $149,167 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $150,000 (March 31, 2014 - $0), accrued interest of $5,918 (March 31, 2014 - $0) and debt discount of $833 (March 31, 2014 - $0) was recorded.

Direct Capital Group Note #22

On October 3, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $150,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 3, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $5,885 (March 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $150,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $148,737 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $150,000 (March 31, 2014 - $0), accrued interest of $5,885 (March 31, 2014 - $0) and debt discount of $1,263 (March 31, 2014 - $0) was recorded.

Direct Capital Group Note #23

On October 4, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $150,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 4, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $5,852 (March 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $150,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $148,297 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $150,000 (March 31, 2014 - $0), accrued interest of $5,852 (March 31, 2014 - $0) and debt discount of $1,703 (March 31, 2014 - $0) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

Direct Capital Group Note #24

On January 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $7,022 (March 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $360,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $177,017 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $360,000 (March 31, 2014 - $0), accrued interest of $7,022 (March 31, 2014 - $0) and debt discount of $182,983 (March 31, 2014 - $0) was recorded.

Direct Capital Group Note #25

On January 2, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group in the sum of $75,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended March 31, 2015, the Company accrued $1,447 (March 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On the date of issuance, interest expense relating to the beneficial conversion feature of this convertible note of $75,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended March 31, 2015, a debt discount of $36,464 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $75,000 (March 31, 2014 - $0), accrued interest of $1,447 (March 31, 2014 - $0) and debt discount of $38,536 (March 31, 2014 - $0) was recorded.

Gel Properties Note #3

On May 27, 2014, the Company arranged a debt swap under which a Direct Capital note for $75,000 was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on May 27, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $363 (nine months ended March 31, 2014 - $0) in interest expense.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

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

During the nine months ended March 31, 2015, the Company recorded a loss of $3,810 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $54,955 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 84,686 common shares upon the conversion of $60,600 of the principal balance and $874 in interest, and $81,200 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $0), accrued interest of $0 (March 31, 2014 - $0), debt discount of $0 (March 31, 2014 - $0) and a derivative liability of $0 (March 31, 2014 - $0) was recorded.

JMJ Financial Note #1

On July 18, 2013, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company borrowed $27,750 on July18, 2013 and $33,300 on February 20, 2014 for a total of $61,050 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the date the funds were distributed, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of July 18, 2014 for the first payment and February 20, 2015 for the second payment.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $0 (nine months ended March 31, 2014 - $3,300) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a gain of $3,648 (nine months ended March 31, 2014 - $13,577) due to the change in value of the derivative liability during the period, and a debt discount of $21,440 (nine months ended March 31, 2014 - $28,130) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 97,653 common shares upon the conversion of $33,300 of the principal balance and $3,996 of interest, and $41,380 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $0), accrued interest of $0 (March 31, 2014 - $3,300), debt discount of $0 (March 31, 2014 - $0) and a derivative liability of $0 (March 31, 2014 - $0) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

JMJ Financial Note #2

On April 16, 2014, the Company issued a convertible promissory note to JMJ Financial, LLC.  Under the terms of the note, the Company borrowed $49,950 on April 16, 2014 and $33,300 on June 23, 2014 for a total of $83,250 from JMJ Financial.  In the event the Company does not repay note on or within 90 days of the date the funds were distributed, a one-time interest charge of 12% will be applied to the principal balance.  The note has a maturity date of April 16, 2015 for the first payment and June 23, 2015 for the second payment.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $9,990 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a loss of $36,543 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $69,189 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 619,415 common shares upon the conversion of $42,971 of the principal balance, and $81,981 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $40,279 (March 31, 2014 - $0), accrued interest of $9,990 (March 31, 2014 - $0), debt discount of $3,158 (March 31, 2014 - $0) and a derivative liability of $67,132 (March 31, 2014 - $0) was recorded.

KBM Worldwide Note #1

On April 11, 2014, the Company issued a convertible promissory note to KBM Worldwide, Inc.  Under the terms of the note, the Company has borrowed a total of $37,500 from KBM Worldwide, Inc., which accrues interest at an annual rate of 8% and has a maturity date of January 15, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $1,561 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a loss of $35,273 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $37,500 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 412,200 common shares upon the conversion of $32,040 of the principal balance, and $70,762 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $5,460 (March 31, 2014 - $0), accrued interest of $2,219 (March 31, 2014 - $0), debt discount of $0 (March 31, 2014 - $0) and a derivative liability of $7,060 (March 31, 2014 - $0) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)
Note 9 – Convertible Notes Payable (continued)

KBM Worldwide Note #2

On July 15, 2014, the Company issued a convertible promissory note to KBM Worldwide, Inc.  Under the terms of the note, the Company has borrowed a total of $32,500 from KBM Worldwide, Inc., which accrues interest at an annual rate of 8% and has a maturity date of April 17, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $1,845 (nine months ended March 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $55,795 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended March 31, 2015, the Company recorded a gain of $13,770 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $26,684 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $32,500 (March 31, 2014 - $0), accrued interest of $1,845 (March 31, 2014 - $0), debt discount of $5,816 (March 31, 2014 - $0) and a derivative liability of $42,025 (March 31, 2014 - $0) was recorded.

LG Capital Note #1

On February 26, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $30,000, which accrues interest at an annual rate of 8% and has a maturity date of February 26, 2015.  The note also contains customary events of default.   During the nine months ended March 31, 2015, the Company accrued $2,236 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a loss of $10,258 (nine months ended March 31, 2014 - $5,558) due to the change in value of the derivative liability during the period, and a debt discount of $30,000 (nine months ended March 31, 2014 - $11,808) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $30,000 (March 31, 2014 - $0), accrued interest of $3,051 (March 31, 2014 - $0), debt discount of $0 (March 31, 2014 - $18,192) and a derivative liability of $54,545 (March 31, 2014 - $23,162) was recorded.

LG Capital Note #3

On June 12, 2014, the Company arranged a debt swap under which two Direct Capital notes for $16,000 each was transferred to LG Capital Funding, LLC for a total amount of $32,000.  The promissory note is unsecured, bears interest at 8% per annum and matures on June 12, 2015.  The note also contains customary events of default.
During the nine months ended March 31, 2015, the Company accrued $390 (nine months ended March 31, 2014 - $188) in interest expense.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

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

During the nine months ended March 31, 2015, the Company recorded a loss of $3,897 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $30,422 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 67,300 common shares upon the conversion of $27,000 of the principal balance and $496 in interest, and $42,073 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $0), accrued interest of $0 (March 31, 2014 - $121), debt discount of $0 (March 31, 2014 - $0) and a derivative liability of $0 (March 31, 2014 - $0) was recorded.

LG Capital Note #4

On June 12, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $40,000, which accrues interest at an annual rate of 8% and has a maturity date of June 12, 2015.  The note also contains customary events of default.   During the nine months ended March 31, 2015, the Company accrued $2,402 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a loss of $1,252 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $25,942 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $40,000 (March 31, 2014 - $0), accrued interest of $2,560 (March 31, 2014 - $0), debt discount of $14,058 (March 31, 2014 - $0) and a derivative liability of $72,727 (March 31, 2014 - $0) was recorded.

LG Capital Note #5

On September 17, 2014, the Company arranged a debt swap under which Direct Capital notes were transferred to LG Capital Funding, LLC for a total amount of $54,000.  The promissory note is unsecured, bears interest at 8% per annum and matures on September 17, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $1,030 (nine months ended March 31, 2014 - $0) in interest expense.

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

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

During the nine months ended March 31, 2015, the Company recorded a loss of $68,655 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $54,000 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 922,479 common shares upon the conversion of $54,000 of the principal balance and $1,030 in interest, and $136,980 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $0), accrued interest of $0 (March 31, 2014 - $0), debt discount of $0 (March 31, 2014 - $0) and a derivative liability of $0 (March 31, 2014 - $0) was recorded.

LG Capital Note #6

On September 17, 2014, the Company executed an Unsecured Promissory Note to LG Capital Funding, LLC.  Under the terms of the note, the Company has borrowed a total of $55,000, which accrues interest at an annual rate of 8% and has a maturity date of September 17, 2015.  The note also contains customary events of default.   During the nine months ended March 31, 2015, the Company accrued $2,351 (nine months ended March 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $100,000 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended March 31, 2015, the Company recorded a gain of $0 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $4,185 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $55,000 (March 31, 2014 - $0), accrued interest of $2,351 (March 31, 2014 - $0), debt discount of $50,815 (March 31, 2014 - $0) and a derivative liability of $100,000 (March 31, 2014 - $0) was recorded.

New Venture Attorneys Note #1

On April 1, 2014, the Company executed an Unsecured Promissory Note to New Venture Attorneys PC.  Under the terms of the note, the Company has borrowed a total of $50,000, which accrues interest at an annual rate of 8% and has a maturity date of April 1, 2015.  The note also contains customary events of default.   During the nine months ended March 31, 2015, the Company accrued $3,003 (nine months ended March 31, 2014 - $0) in interest expense.

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

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

During the nine months ended March 31, 2015, the Company recorded a loss of $29,519 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $49,866 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $50,000 (March 31, 2014 - $0), accrued interest of $3,989 (March 31, 2014 - $0), debt discount of $134 (March 31, 2014 - $0) and a derivative liability of $90,909 (March 31, 2014 - $0) was recorded.

Prolific Group Note #1

On January 31, 2014, the Company arranged a debt swap under which a Direct Capital note for $25,000 was transferred to Prolific Group, LLC.  The promissory note is unsecured, bears interest at 6% per annum and matures on January 31, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $1,483 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a loss of $7,525 (nine months ended March 31, 2014 – gain of $41,050) due to the change in value of the derivative liability during the period, and a debt discount of $11,781 (nine months ended March 31, 2014 - $5,718) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $20,000 (March 31, 2014 - $0), accrued interest of $2,018 (March 31, 2014 - $0), debt discount of $0 (March 31, 2014 - $19,282) and a derivative liability of $30,769 (March 31, 2014 - $26,637) was recorded.

Union Capital Note #1

On May 27, 2014, the Company arranged a debt swap under which a Direct Capital note for $48,516 was transferred to Union Capital, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on May 27, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $0 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a loss of $6,937 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $25,860 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 23,026 common shares upon the conversion of $28,516 of the principal balance and $178 in interest, and $43,353 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $0), accrued interest of $0 (March 31, 2014 - $0), debt discount of $0 (March 31, 2014 - $0) and a derivative liability of $0 (March 31, 2014 - $0) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

Union Capital Note #2

On May 27, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $97,000, which accrues interest at an annual rate of 8% and has a maturity date of May 27, 2015.  The note also contains customary events of default.   During the nine months ended March 31, 2015, the Company accrued $5,642 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a gain of $127,266 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $77,824 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 790,000 common shares upon the conversion of $15,595 of the principal balance and $863 in interest, and $30,071 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $81,405 (March 31, 2014 - $0), accrued interest of $5,502 (March 31, 2014 - $0), debt discount of $19,176 (March 31, 2014 - $0) and a derivative liability of $135,675 (March 31, 2014 - $0) was recorded.

Union Capital Note #3

On July 18, 2014, the Company arranged a debt swap under which three Direct Capital notes for $46,215, $16,000 and $16,000 was transferred to Union Capital, LLC for a total amount of $82,450.  The promissory note is unsecured, bears interest at 8% per annum and matures on July 18, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $1,017 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a gain of $58,410 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $82,450 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 190,011 common shares upon the conversion of $82,450 of the principal balance and $1,017 in interest, and $103,094 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $0), accrued interest of $0 (March 31, 2014 - $0), debt discount of $0 (March 31, 2014 - $0) and a derivative liability of $0 (March 31, 2014 - $0) was recorded.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

Union Capital Note #4

On July 18, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $110,000, which accrues interest at an annual rate of 8% and has a maturity date of July 18, 2015.  The note also contains customary events of default.   During the nine months ended March 31, 2015, the Company accrued $6,172 (nine months ended March 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $182,842 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended March 31, 2015, the Company recorded a loss of $491 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $44,837 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $110,000 (March 31, 2014 - $0), accrued interest of $6,172 (March 31, 2014 - $0), debt discount of $65,163 (March 31, 2014 - $0) and a derivative liability of $183,333 (March 31, 2014 - $0) was recorded.

Union Capital Note #5

On August 28, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $32,333, which accrues interest at an annual rate of 8% and has a maturity date of August 28, 2015.  The note also contains customary events of default.   During the nine months ended March 31, 2015, the Company accrued $1,524 (nine months ended March 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $53,888 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended March 31, 2015, the Company recorded a gain of $0 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $13,179 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

As of March 31, 2015, principal balance of $32,333 (March 31, 2014 - $0), accrued interest of $1,524 (March 31, 2014 - $0), debt discount of $19,154 (March 31, 2014 - $0) and a derivative liability of $53,888 (March 31, 2014 - $0) was recorded.

Union Capital Note #6

On October 22, 2014, the Company executed an Unsecured Promissory Note to Union Capital, LLC.  Under the terms of the note, the Company has borrowed a total of $32,333, which accrues interest at an annual rate of 8% and has a maturity date of October 22, 2015.  The note also contains customary events of default.   During the nine months ended March 31, 2015, the Company accrued $1,290 (nine months ended March 31, 2014 - $0) in interest expense.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 9 – Convertible Notes Payable (continued)

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price on the OTCBB for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.”

As of March 31, 2015, principal balance of $32,333 (March 31, 2014 - $0), accrued interest of $1,290 (March 31, 2014 - $0), debt discount of $0 (March 31, 2014 - $0) and a derivative liability of $0 (March 31, 2014 - $0) was recorded.

Union Capital Note #7

On October 22, 2014, the Company arranged a debt swap under which two Direct Capital notes were transferred to Union Capital, LLC in the amount of $32,000.  Under the terms of the note, the Company has borrowed a total of $34,560 from Union Capital, LLC, which includes $2,560 in legal fees, accrues interest at an annual rate of 8% and has a maturity date of October 22, 2015.  The note also contains customary events of default.  During the nine months ended March 31, 2015, the Company accrued $304 (nine months ended March 31, 2014 - $0) in interest expense.

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

During the nine months ended March 31, 2015, the Company recorded a loss of $26,524 (nine months ended March 31, 2014 - $0) due to the change in value of the derivative liability during the period, and a debt discount of $34,560 (nine months ended March 31, 2014 - $0) was accreted to the statement of operations.

During the nine months ended March 31, 2015, the Company issued 522,725 common shares upon the conversion of $34,560 of the principal balance and $304 in interest, and $71,627 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of March 31, 2015, principal balance of $0 (March 31, 2014 - $0), accrued interest of $0 (March 31, 2014 - $0), debt discount of $0 (March 31, 2014 - $0) and a derivative liability of $0 (March 31, 2014 - $0) was recorded.

Note 10 – Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the nine months ended March 31, 2015, $490,918 of principal and $8,758 in interest of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 3 inputs.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 10 – Derivative Liabilities (continued)

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

March 31,
2015
Balance, beginning of year	$420,092
Initial recognition of derivative liability	2,586,109
Conversion of derivative instruments to Common Stock	(870,289)
Mark-to-Market adjustment to fair value	(427,972)
Balance as of March 31, 2015	$1,707,940

Note 11 – Common Stock

On August 26, 2011, the Company issued 70,000 shares at $0.002 per share pursuant to a Share Exchange Agreement with Cloud Date Corporation. An intangible asset of $140,000 was recorded.

From January 1, 2013 to March 31, 2013, the holders of a convertible notes converted a total of $39,000 of principal and interest into 6,246 shares of common stock.

On March 13, 2013, the Company issued 6,000 shares of common stock to settle debt of $60.  These shares were then retired on April 23, 2013

On May 22, 2013, the Company issued 10,000 shares of common stock to settle debt of $100.  Of the shares issued, 5 were retired on June 27, 2013.

From April 1, 2013 to June 30, 2013, the holders of convertible notes converted a total of $12,000 of principal into 3,636 shares of common stock.

From September 19, 2013 to September 26, 2013, partial conversion of 1 Convertible Preferred share was converted to 45,000 shares of common stock.  This 1 Convertible Preferred share was cancelled and the remaining value of $165,000 was reinstated.

On May 12, 2014, the Company issued 30,000 shares to Rancho Capital Management.

From July 1, 2013 to June 30, 2014, the holders of convertible notes converted a total of $391,649 of principal and interest into 897,851 shares of common stock.

On December 15, 2014, pursuant to a consulting agreement, the Company issued 105,833 shares of common stock for $149,500 in fees owed to the President, Brett Everett.

On January 15, 2015, the Board of Directors authorized a 1,000:1 reverse stock split of the common shares. The reverse stock split received regulatory approval.  The record date for the reverse stock split was March 16, 2015. The authorized number of common shares remained unchanged. All references in the accompanying financial statements to the number of common shares have been restated to reflect the reverse stock split.

From July 1, 2014 to March 31, 2015, the holders of convertible notes converted a total of $499,676 in principal and interest into 5,815,140 shares of common stock.

As of March 31, 2015 the Company has authorized 7,500,000,000 shares of common stock, of which 7,034,916 shares are issued and outstanding.

Microelectronics Technology Company
(A Development Stage Company)
Notes to Financial Statements as of March 31, 2015
(Expressed in US Dollars)

Note 12 –Preferred Stock

As of March 31, 2015, the Company has authorized 50,000,000 shares of preferred stock, of which 110,000 Shares of Series A Preferred, 1,000 shares of Series B Preferred, and 66 Shares Series C Preferred are issued and outstanding.

Note 13 – Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.  A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	March 31,
	2015	2014
Operating profit (loss) for the nine month period ended March 31	$(4,999,179)	$(806,187)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(1,699,721)	$(274,104)
Unrecognized tax gains (loses)	(1,699,721)	(274,104)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $7,990,548 for tax purposes which will expire in 2025 if not utilized beforehand.

Note 14 – Subsequent Events

None.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2015 $	June 30, 2014 $
Current Assets	299,132	29,938
Current Liabilities	4,116,584	1,600,839
Working Capital (Deficit)	(3,817,452)	(1,570,901)

Cash Flows

	March 31, 2015 $	March 31, 2014 $
Cash Flows from (used in) Operating Activities	(1,748,669)	(235,333)
Cash Flows from (used in) Financing Activities	1,772,693	241,046
Cash Flows from (used in) Investing Activities	(6,291)	(10,018)
Net Increase (decrease) in Cash During Period	17,733	(4,305)

Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Operating Revenues

The Company’s revenues for the three months ended March 31, 2015, and March 31, 2014, were $19,896 and $5,167, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015, and March 31, 2014, were $1,180,325 and $118,342, respectively.  General and administrative expenses consisted primarily of business development costs, consulting fees, management fees, rent and professional fees.  The increase was primarily attributable to an increase in business development and consulting expenses.

Net Loss from Operations

The Company’s net loss from operations for the three months ended March 31, 2015, and March 31, 2014, was $1,160,429 and $113,175, respectively.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2015, and March 31, 2014, were $(1,545,407) and $(428,560).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss

Net loss for the three months ended March 31, 2015, was $2,705,837 compared with a net loss of $541,735 for the three months ended March 31, 2014.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Nine months Ended March 31, 2015 Compared to the Nine months Ended March 31, 2014

Operating Revenues

The Company’s revenues for the nine months ended March 31, 2015, and March 31, 2014, were $84,526 and $13,534, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2015, and March 31, 2014, were $1,927,008 and $276,297, respectively.  General and administrative expenses consisted primarily of business development costs, consulting fees, management fees, rent and professional fees.  The increase was primarily attributable to an increase in business development and consulting expenses.

Net Loss from Operations

The Company’s net loss from operations for the nine months ended March 31, 2015, and March 31, 2014, was $1,842,482 and $262,763, respectively.

Other Income (Expense):

Other income (expense) for the nine months ended March 31, 2015, and March 31, 2014, were $(3,156,697) and $(543,424).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Net Loss

Net loss for the nine months ended March 31, 2015, was $4,999,179 compared with a net loss of $806,187 for the nine months ended March 31, 2014.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Period from April 11, 2011 (inception of development stage) Through March 31, 2015.

Operating Revenues

The Company’s revenues for the period from April 11, 2011 (inception of development stage) through March 31, 2015 were $136,759.

General and Administrative Expenses

General and administrative expenses for the period from April 11, 2011, (inception of development stage) through March 31, 2015, were $3,289,160.  General and administrative expenses consist primarily of business development costs, consulting fees, management fees, and professional fees appropriate for being a public company.

Net Loss from Operations

The Company’s net loss from operations for the period from April 11, 2011, (inception of development stage) through March 31, 2015, was $3,152,401.

Other Income (Expense):

Other income (expenses) for the period from April 11, 2011 (inception of development stage) through March 31, 2015 was $(4,838,147).

Net Loss

Net loss for the period from April 11, 2011, (inception of development stage) through March 31, 2015, was $(7,990,548).

Liquidity and Capital Resources

As at March 31, 2015, the Company had a cash balance and asset total of $23,325 and $862,074 respectively, compared with $5,592 and $695,042 of cash and total assets, respectively, as at June 30, 2014. The increase in cash was due to normal operating activities and the increase in total assets was due to the purchase of inventory for operations and loans.

As at March 31, 2015, the Company had total liabilities of $4,116,584 compared with $1,600,839 as at June 30, 2014. The increase in total liabilities was attributed to the increase in accounts payable, notes payable and loans to related parties.

The overall working capital decreased from $1,570,901 deficit at June 30, 2014, to $3,817,452 deficit at March 31, 2015.

Cash Flow from Operating Activities

During the nine months ended March 31, 2015, cash used in operating activities was $(1,748,669) compared to $(235,333) for the nine months ended March 31, 2014. The increase in the amounts of cash used for operating activities was primarily due to interest expense, an increase in convertible debentures and the net loss.

Cash Flow from Investing Activities

During the nine months ended March 31, 2015, cash used in investing activities was $(6,291) compared to $(10,018) for the nine months ended March 31, 2014.

Cash Flow from Financing Activities

During the nine months ended March 31, 2015, cash provided by financing activity was $1,772,693 compared to $241,046 for the nine months ended March 31, 2014.  The increase in cash provided by financing activities is due to increase in notes payable and loans from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 15, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

From July 1, 2014 to March 31, 2015, the holders of convertible notes converted a total of $499,676 of principal and interest into 5,815,140 shares of our common stock.

On December 15, 2014, pursuant to a consulting agreement, the Company issued 105,833 shares of common stock for $149,500 in fees owed to the President, Brett Everett.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation, as of March 12, 2014.
3.1(b)	Amended and Restated Articles of Incorporation, as of May 27, 2014.
3.2	Bylaws	Filed with the SEC on December 12, 2005 as part of our Registration of Securities on Form SB-2.
10.01	Joint Venture Agreement by and between the Company and Beijing HuaJu Net Media Technology Co., Ltd., dated March 16, 2007	Filed with the SEC on March 19, 2007 as part of our Current Report on Form 8-K.
10.02	Share Purchase Agreement, by and between the Company and 722868 Ontario Ltd., dated October 5, 2009.	Filed with the SEC on October 9, 2009 as part of our Current Report on Form 8-K.
10.03	Share Exchange Agreement, by and among the Company and Cloud Data Corporation and its shareholders,, dated August 25, 2011	Filed with the SEC on August 30, 2011 as part of our Current Report on Form 8-K.
10.04	Debt Settlement Agreement, by and between the Company and Direct Capital Group, Inc., dated December 31, 2013	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
10.05	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated July 17, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.06	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Dec 12, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.07	Unsecured Promissory note entered into between the Company and Direct Capital Group, Inc., dated Dec 31, 2012	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.08	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated Jan 30, 2013	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.09	Unsecured Promissory note entered into between the Company and Asher Enterprises, dated April 12, 2013	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.1	Convertible Redeemable Note Agreement by and between the Company and Direct Capital Group, Inc., dated May 16, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.11	Debt Settlement Agreement by and between the Company and Direct Capital Group, Inc., dated June 5, 2013.	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.12	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and James Oakley, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.13	Contract Agreement by and between Cloud Data Corporation our wholly-owned subsidiary and Shone Anstey, dated Feb 1, 2012	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.14	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.15	Convertible Promissory Note entered into by and between the Company and Direct Capital dated August 31, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.

ITEM 6. EXHIBITS (continued)
10.16	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.17	Convertible Promissory Note entered into by and between the Company and Direct Capital dated September 30, 2013	Filed with the SEC on October 15, 2013 as part of our Annual Report on Form 10-K.
10.18	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.19	Convertible Promissory Note entered into by and between the Company and Direct Capital dated November 30, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.2	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 31, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.21	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 11, 2013	Filed with the SEC on February 19, 2014 as part of our Quarterly Report on Form 10-Q.
10.22	Asset/Intellectual Property Purchase Agreement entered into dated May 5, 2014, the effective date.	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.23	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed with the SEC on May 8, 2014 as part of our Current Report on Form 8-K.
10.24	Employment Agreement by and between the Company and Brett Everett, dated May 15, 2014.	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Convertible Promissory Note entered into by and between the Company and Direct Capital dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Convertible Promissory Note entered into by and between the Company and Coventry Enterprises, LLC dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Convertible Promissory Note entered into by and between the Company and Prolific Group, LLC dated January 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC dated February 26, 2014.	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Convertible Promissory Note entered into by and between the Company and Direct Capital dated February 28, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.3	Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014	Filed with the SEC on May 20, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Convertible Promissory Note entered into by and between the Company and New Venture Attorneys, PC dated April 1, 2014
10.32	Convertible Promissory Note entered into by and between the Company and KBM Worldwide, Inc. dated April 11, 2014
10.33	Convertible Promissory Note entered into by and between the Company and JMJ Financial dated April 16, 2014
10.34	Convertible Promissory Note entered into by and between the Company and Direct Capital dated April 30, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS (continued)
10.35	Convertible Promissory Note entered into by and between the Company and Classic Capital, Inc., dated May 5, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.36	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC, dated May 19, 2014
10.37	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC, dated May 27, 2014
10.38	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC, dated May 27, 2014
10.39	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC, dated May 27, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.40	Convertible Promissory Note entered into by and between the Company and Gel Properties, LLC dated May 27, 2014
10.41	Convertible Promissory Note entered into by and between the Company and Direct Capital dated June 1, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.42	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated June 12, 2014
10.43	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated June 12, 2014
10.44	Convertible Promissory Note entered into by and between the Company and Direct Capital dated March 31, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.45	Convertible Promissory Note entered into by and between the Company and Classic Capital dated June 30, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.46	Convertible Promissory Note entered into by and between the Company and Asher Enterprises dated October 4, 2013
10.47	Convertible Promissory Note entered into by and between the Company and Direct Capital dated December 15, 2012
10.48	Convertible Promissory Note entered into by and between the Company and Gel Properties dated June 28, 2013
10.49	Convertible Promissory Note entered into by and between the Company and LG Capital dated February 26, 2014
10.50	Convertible Promissory Note entered into by and between the Company and Adar Bays, LLC dated May 19, 2014
10.51	Convertible Promissory Note entered into by and between the Company and Direct Capital dated June 1, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.52	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 1, 2014	Filed with the SEC on November 14, 2014 as part of our Quarterly Report on Form 10-Q.
10.53	Convertible Promissory Note entered into by and between the Company and KBM Worldwide dated July 15, 2014
10.54	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC dated July 18, 2013
10.55	Convertible Promissory Note entered into by and between the Company and Union Capital, LLC dated July 18, 2013
10.56	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated September 17, 2014
10.57	Convertible Promissory Note entered into by and between the Company and LG Capital Funding, LLC, dated September 17, 2014
10.58	Convertible Promissory Note entered into by and between the Company and Direct Capital dated July 31, 2014
10.59	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 1, 2014
10.60	Convertible Promissory Note entered into by and between the Company and Union Capital dated October 22, 2014
10.61	Convertible Promissory Note entered into by and between the Company and Union Capital dated October 22, 2014
10.62	Convertible Promissory Note entered into by and between the Company and 112BIT, LLC dated November 24, 2014
10.63	Convertible Promissory Note entered into by and between the Company and Aladdin Trading, LLC dated November 25, 2014
10.64	Convertible Promissory Note entered into by and between the Company and Coventry Enterprises, LLC dated November 25, 2014

ITEM 6. EXHIBITS (continued)
10.65	Consulting Agreement by and between the Company and Zoom Companies, dated October 1, 2014.	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.66	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 1, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.67	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 1, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.68	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 2, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.69	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 3, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.70	Convertible Promissory Note entered into by and between the Company and Direct Capital dated October 4, 2014	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.71	Convertible Promissory Note entered into by and between the Company and Direct Capital dated January 1, 2015	Filed with the SEC on February 17, 2015 as part of our Quarterly Report on Form 10-Q.
10.72	Convertible Promissory Note entered into by and between the Company and Direct Capital dated January 2, 2015	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on August 11, 2006 as part of our Annual Report on Form 10-KSB.
16.01	Representative Letter from John Kinross-Kennedy	Filed with the SEC on February 14, 2013 as part of our Quarterly Report on Form 10-Q.
16.02	Representative Letter from Anton & Chia, LLP	Filed with the SEC on October 23, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROELECTRONICS TECHNOLOGY COMPANY

Date: May 15, 2015	By:	/s/ Brett Everett
	Name:	BRETT EVERETT
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 15, 2015	By:	/s/ Brett Everett
	Name:	BRETT EVERETT
	Title:	Director